Form 10-Q
period 2021-06-30
Tio Tech A
filed 2021-10-25
CIK 1846163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

TIO TECH A
(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-40317	N/A
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)
Unter den Linden 21
10117 Berlin
Germany
(Address of Principal Executive Offices) (Zip Code)
+49 30 2092 4040
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
October
2
5
,
2021,
there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

TIO TECH A
Form
10-Q
For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and the period from February 8, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the period from February 8, 2021 (inception) through March 31, 2021 and the three months ended June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 8, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)
TIO TECH A
CONDENSED BALANCE SHEET
(UNAUDITED)

June 30, 2021
Assets:
Current Assets:
Cash	$1,007,612
Prepaid Expenses	287,379
Receivable from Related Party	25,000

Total current assets	1,319,991
Prepaid Expenses – Non-current	179,051
Investments held in Trust Account	345,006,782

Total Assets	$346,505,824

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued costs and expenses	$113,687

Total current liabilities	113,687
Warrant liabilities	16,792,926
Deferred Underwriter’s discount	9,450,000

Total liabilities	26,356,613

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value as of June 30, 2021	345,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of June 30, 2021	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021	863
Accumulated deficit	(24,851,652)

Total shareholders’ deficit	(24,850,789)

Total Liabilities and Shareholders’ Deficit	$346,505,824

The accompanying notes are an integral part of these financial statements.

TIO TECH A
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2021	For the period from February 8, 2021 (inception) through June 30, 2021
Formation and operating costs	$315,298	$331,302

Loss from operations	(315,298)	(331,302)

Other income/(expense):
Income on marketable securities held in trust	6,782	6,782
Offering cost allocated to warrants	(749,481)	(749,481)
Change in fair value of warrant liabilit ies	7,354,160	7,354,160

Total other income	6,611,461	6,611,461

Net Income	6,296,163	6,280,159

Weighted average non-redeemable Class A and Class B ordinary shares outstanding, basic and diluted	8,451,923	8,114,362

Basic and diluted net income per non-redeemable ordinary share	$0.15	$0.15

Weighted average Class A ordinary shares subject to possible redemption outstanding, basic and diluted	34,331,250	34,331,250

Basic and diluted net income per ordinary share subject to possible redemption	$0.15	$0.15

The accompanying notes are an integral part of these financial statements.

TIO TECH A
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Ordinary					Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital

Balance as of February 8, 2021 (Inception Date)	—	$—	—	$—	$—	$—	$—
Issuance of Founder shares on February 10, 2021	—	—	8,625,000	863	24,137	—	25,000
Net income	—	—	—	—	—	(16,004)	(16,004)

Balance as of March 31, 2021	—	$—	8,625,000	$863	$24,137	$(16,004)	$8,996
Sale of 30,000,000 Units on April 12, 2021 through IPO, net of warrant liabilities	30,000,000	3,000	—	—	285,593,793	—	285,596,793
Sale of 4,500,000 Units on April 15, 2021 through over-allotment, net of warrant liabilities	4,500,000	450	—	—	42,839,069	—	42,839,519
Excess cash received on sale of 5,083,333 Private Placement Warrants on April 12, 2021	—	—	—	—	41,602	—	41,602
Underwriters’ discount for IPO and over- allotment	—	—	—	—	(5,400,000)	—	(5,400,000)
Deferred underwriters’ discount for IPO and over-allotment	—	—	—	—	(9,450,000)	—	(9,450,000)

Other offering costs	—	—	—	—	(533,343)	—	(533,433)
Allocation of warrant costs charged to expense	—	—	—	—	749,481	—	749,481

Maximum number of redeemable shares	(34,500,000)	(3,450)	—	—	(315,146,059)	(29,850,491)	(345,000,000)
Net loss	—	—	—	—	—	6,296,163	6,296,163
Reclass of negative Additional paid-in capital	—	—	—	—	1,281,320	(1,281,320)	—

Balance as of June 30, 2021	—	$—	8,625,000	$863	$—	$(24,851,652)	$(24,850,789)

The accompanying notes are an integral part of these financial statements.

TIO TECH A
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

From February 8, 2021 to June 30, 2021
Cash flows from operating activities:
Net income	$6,280,159
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and Investments held in Trust Account	(6,782)
Offering costs allocated to warrants	749,481
Change in fair value of warrant liabilit ies	(7,354,160)
Changes in operating assets and liabilities:
Prepaid assets	(466,430)
Accrued costs and expenses	113,687
Receivable – related part y	25,000

Net cash used in operating activities	(659,045)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of Underwriter’s discount	339,600,000
Proceeds from issuance of Private Placement Warrants	7,625,000
Repayment of promissory note – related party	(149,889)
Payment of offering costs	(408,454)

Net cash provided by financing activities	346,666,657

Net change in cash	1,007,612
Cash, beginning of period	—

Cash, end of the period	$1,007,612

Supplemental disclosure of cash flow information:
Initial classification of warrant liabilit ies	$24,147,086

Initial classification of Class A ordinary shares subject to possible redemption	$345,000,000

Deferred underwriting commissions charged to additional paid in capital	$9,450,000

The accompanying notes are an integral part of these financial statements.

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and activities related to the search for a target for the Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.
The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on April 7, 2021. On April 12, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units”).
The Company
granted Deutsche Bank Securities Inc., the underwriter in the Initial Public Offering (the “Underwriter”), a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On April 15, 2021, the Underwriter exercised its over-allotment option in full and purchased an additional 4,500,000 Units, which purchase settled on April 16, 2021, at $10.00 per Unit, generating aggregate gross proceeds of $345,000,000, which is discussed in Note
4
. Each Unit consists of one Class A ordinary share and
one-third
of a redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,083,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to Tio Tech SPAC Holdings GmbH, a German limited liability company (the “Sponsor”), generating gross proceeds of
$7,625,000, which is discussed in Note
5
.
Transaction costs of the Initial Public Offering amounted to $15,383,343 consisting of $5,400,000 of underwriting discount, $9,450,000 of deferred underwriting discount, and $533,343 of other offering costs, of which $749,481 were allocated to warrants and charged to expense.
Following consummation of the Initial Public Offering on April
16
, 2021 and the settlement of the full exercise of the over-allotment on April 15, 2021, an aggregate of $345,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”) and invested in United States “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of the Company’s initial Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940.
The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the
Underwriter
.
 These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only 24 months from April 12, 2021, the closing of the
Initial Public Offering
, to complete an initial Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.
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
The Company anticipates structuring the Business Combination so that the post-transaction company in which the public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. However, the Company may structure the Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, the Company’s shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination. For example, the Company could pursue a transaction in which it issues a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, the Company would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, the Company’s shareholders immediately prior to the Business Combination could own less than a majority of the issued and outstanding shares subsequent to the Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1,007,612 in its operating bank account and working capital of $1,206,304.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Revision of Previously Issued Financial Statements
Recently, the Staff of the Securities and Exchange Commission (the “SEC”) issued comment letters to multiple SPACs (the “Comment Letters”), which management learned through ongoing discussions with the Company’s accountants, legal counsels and auditors. Management has also observed recent public filings by certain SPACs to this effect. The Comment Letters address certain accounting and reporting considerations related to redeemable equity instruments of a similar nature to those issued by the Company. Based on Accounting Standard Codification (“ASC”) Subtopic 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
In its previously issued financial statements, the Company classified a portion of the equity related to the Public Shares as permanent equity to maintain total shareholders’ equity above $5,000,000. The Company notes that such classification methodology is historically consistent with other SPACs with terms substantially identical to the Public Shares issued by the Company.
In light of the Comment Letters, management re-evaluated the Company’s accounting classification of Public Shares. Upon re-evaluation, management determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its Business Combination and, as such, management concluded that all Public Shares should be reported as temporary equity on the Company’s balance sheet.
Impact of the Restatement
The impact to the balance sheet dated April 12, 2021, filed on Form 8-K on April 23, 2021 and then revised for the exercise of the underwriters’ over-allotment as filed on Form 8-K on April 26, 2021, the impact of accounting for all Class A ordinary shares as shares subject to possible redemption in temporary equity without respect to the 5,000,001 net tangible asset threshold required for the Business Combination resulted in an approximate $34.7 million increase to the Class A ordinary shares subject to possible redemption in the temporary equity section and offsetting decrease to the Class A ordinary shares in the permanent equity line item. There is no change to total shareholders’ equity at any reported balance sheet date.

	As of April 12, 2021
	As Previously Reported	Restatement Adjustment	As Revised
Total liabilities	$32,399,652	$—	$32,399,652
Commitments & Contingencies
Class A ordinary shares subject to possible redemption	310,261,580	34,738,420	345,000,000
Shareholders’ Equity:
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized	347	(347)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized	863	—	863
Additional paid-in capital	5,017,286	(5,017,262)	—
Accumulated deficit	(18,470)	(29,720,811)	(29,739,281)
Total shareholders’ equity	5,000,002	(34,738,420)	(29,738,418)

Total Liabilities and Shareholders’ Equity	$347,661,234	$—	$347,661,234

Class A ordinary shares subject to redemption	31,026,158	3,473,842	34,500,000
Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from February 8, 2021 (inception) to February 10, 2021 as filed with the SEC on April 9, 2021, as well as the 8-K which contains the audited balance sheet and notes thereto as of April 12, 2021, the date of the Company’s IPO, as filed with the SEC on April 23, 2021.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, the
Company
had $1,007,612
 in cash and no cash equivalents.
Investments Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were invested in U.S. Treasury Securities and reported at fair value. During the three months and six months ended June 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. The Company allocates the offering costs between ordinary shares and public and private placement warrants using relative fair value method, the offering costs allocated to the public and private placement warrants will be expensed immediately and offering costs associated with equity components will be charged to shareholders’ equity. Accordingly, as of June 30, 2021, offering costs in the aggregate of $
15,383,343
 (consisting of $
5,400,000
 of underwriting commissions, $
9,450,000
 of deferred Underwriter’s commission and $
533,343
 other offering costs) have been incurred, of which $
749,481
 was allocated to warrants and expensed.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021
,

34,500,000
 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet
.

For the
 period from

February 8, 2021
 (inception) through
June 30, 2021,
 the Company recorded an accretion of $31,131,811, of which $29,850,491 was recorded in additional paid-in capital and $1,281,320 was recorded in accumulated deficit.
Founder Shares granted to Anchor Investors
Certain qualified institutional investors (“Anchor Investors”) purchased an aggregate of $23,000,000 of units in the Initial Public Offering. On February 18, 2021, the Company, the Sponsor and the Anchor Investors entered into agreements (the “Anchor Investor Agreements”), pursuant to which upon consummation of the initial Business Combination, the Sponsor will grant an aggregate of 255,555 of the Founder Shares it holds at the time of the Business Combination to the Anchor Investors for no additional consideration.
The Sponsor entered into agreements with Steadview Capital Mauritius Limited and BIT S.A. (each a “Subscriber” and together the “Subscribers”) which would call for the transfer of Founder Shares (the “Grant”). Terms and provisions of the agreement include:

•	The Grant can will take place upon the consummation of the Company’s Business Combination

•	The Grant can only take place if the Subscriber holds a contractually specified number of IPO shares on the date of the consummation of the Business Combination

•	If the Company liquidates or dissolves, the Anchor Investor Agreement terminates
ASC 470 defines issuance costs as incremental or direct costs incurred with parties other than the investor. The excess fair value above the purchase price would only come into effect if transferred by the Sponsor, which is contingent upon consummation of the Business Combination. Additionally, it requires that the Anchor Investors hold the prescribed number of shares on the date of the Business Combination. As long as the Sponsor, who provides services for the Company, holds the Founder Shares there is no excess fair value.
As a result of the foregoing facts, the Company does not believe that the excess fair value of the Founder Shares should be accounted for until such date as their grant becomes certain.

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income Per Ordinary Share
Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of
 16,583,333
shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statements of operations include a presentation of income per ordinary share subject to possible redemption in a manner similar to the two-class
method of income per share. Net income per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.
Net income per share, basic and diluted, for
non-redeemable
ordinary shares is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.
Non-redeemable
ordinary shares include Founder Shares and
non-redeemable
ordinary shares as these shares do not have any redemption features.
Non-redeemable
ordinary shares participate in the income or loss on marketable securities based on non-redeemable
ordinary shares’ proportionate interest.

	For the three months ended June 30, 2021	For the period February 8 (inception) through June 30, 2021
Redeemable Class A Common Stock

Numerator:

Net loss allocable to Class A common stock subject to possible redemption	$5,052,340	$5,079,576

Denominator:
Weighted average Redeemable Class A common stock, Basic and Diluted	34,331,250	34,331,250

Basic and diluted net loss per share, redeemable Class A common stock	$0.15	$0.15

Non-Redeemable Common Stock

Numerator:

Net loss allocable to non-redeemable Class B common stock	$1,243,823	$1,200,583

Denominator:
Weighted average non-redeemable Class B common stock	8,451,923	8,114,362

Basic and diluted net loss per share, non-redeemable Class B common stock	$0.15	0.15

Derivative Financial Instruments
The Company
evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
FASB ASC
470-20,
Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate
Initial Public Offering
proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating
Initial Public Offering
proceeds first to fair value of the warrants and then the Class A ordinary shares.

1
0

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note
4
 — Initial Public Offering
The Company consummated its initial public offering (the “IPO”)
of 30,000,000
units (the “Units”) on April 12, 2021. Each Unit consists of one Class A ordinary share, $0.0001 par value per share and one-third of one redeemable warrant to purchase one Class A ordinary share. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $300,000,000.
The Company granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments,
if any. On April 15, 2021, the underwriter exercised its over-allotment option in full and purchased an additional
4,500,000

Units, which purchase settled on April 16, 2021, at
$
10.00
per Unit. The exercise of the over-allotment, generated an aggregate of gross proceeds of $45,000,000, and incurred $900,000 in cash underwriting fees. The Company’s previously issued balance sheet as of April 12, 2021 on Form 8-K should no longer be relied upon. As such, the Company has adjusted its balance sheet as of April 12, 2021 on Form
8-K
filed on April 26, 2021.
Upon closing of the IPO and the sale of the Over-Allotment Units, a total of
$
345,000,000
 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee.
Note
5
 — Private Placement
Simultaneously with the closing of the
Initial Public Offering
, the Sponsor purchased an aggregate of 5,083,333 Private Placement Warrants at a price of $1.50 per warrant ($7,625,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
Private Placement Warrants
The Private Placement Warrants will be identical to the warrants sold as part of the
Units
in the
Initial Public Offering
except that the Private Placement Warrants, so long as they are held by the initial shareholders or their respective permitted transferees, (i) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain exceptions and (ii) will not be redeemable by the Company, (iii) may be exercised on a cashless basis, and (iv) will be entitled to registration rights.
If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the
Units
being sold in the
Initial Public Offering
.
Note
6
 — Related Party Transactions
Founder Shares
On February 10, 2021, the Company issued 8,625,000 Founder Shares for an aggregate purchase price of $25,000. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the
Underwriter’s
over-allotment option is exercised. On April 15, 2021, the
Underwriter’s
over-allotment option was exercised in full and the Founder Shares are no longer subject to forfeiture
.
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
Anchor Investor Agreements
The Company’s Anchor Investors purchased an aggregate of $23,000,000 of
Units
in
the Company’s Initial Public Offering. On February 18, 2021, the Company, the Sponsor and the Anchor Investors entered into
Anchor Investor Agreements,

pursuant to which upon consummation of the Company’s initial Business Combination, the Sponsor will grant an aggregate of 255,555
of the Founder Shares it holds at the time of the initial Business Combination to the Anchor Investors for no additional consideration. The Anchor Investors have agreed that if they beneficially hold less than the required number of shares per the

Anchor Investor Agreements

upon consummation of the Company’s initial Business Combination, then they will not be granted any Founder Shares in connection with their expression of interest. In addition, in the event that the Company’s Anchor Investors purchase Units (either in the Initial Public Offering or after) and vote their public shares in favor of the Company’s initial Business Combination, it is possible that no votes from public stockholders would be required to approve the Company’s initial Business Combination, depending on the number of shares that are present at the meeting to approve such transaction.

1
1

Promissory Note — Related Party
On February 9, 2021, the Company issued
 a promissory note (the “Note”)
to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the
Initial Public Offering.
 As of March 31, 2021, the Company had borrowed $99,890 under the
N
ote. The Note is payable on demand. On May 12, 2021, the Company repaid the Note in full. As of June 30, 2021, there are no borrowing outstanding or available under the
N
ote.
Receivable from Related Party
The balance of $25,000

represents an amount receivable from the Sponsor, which arose as a result of an over-payment of funds to the Sponsor in connection with the Company paying off the

Note owed to the Sponsor. This amount has been
repaid
by the Sponsor

on August 31, 2021.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of June 30, 2021, the Company had no borrowings under any Working Capital Loans
Administrative Service Fee
Commencing on the consummation of the Offering, the Company has agreed to pay the Sponsor a total of $15,000 per month from funds held outside the
T
rust
A
ccount for up to 24
months, which will be paid to the Company’s affiliate investment advisor for identifying, investigating and completing an initial Business Combination. The Sponsor or certain of its shareholders will also pay
 $35,000
per month to the Company’s affiliate investment advisor for up to 24 months and will pay a fee of
$1,500,000
less the amounts previously paid by the Company or the Sponsor (or certain of its shareholders), in the event of a successful Business Combination. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2021,
 $41,500
had been incurred, all of which was outstanding and included in accrued costs and expenses.
Note
7
 — Commitments and Contingencies
Registration Rights
The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants, which will be issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

1
2

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
The
Underwriter
received an underwriting discount of $0.20 per unit, or $5.4 million in the aggregate upon the closing of the Initial Public Offering and the settlement of the over-allotment option. In addition, $0.35 per unit, or approximately $9.45 million in the aggregate will be payable to the
Underwriter
for deferred underwriting commissions. The deferred fee will become payable to the
Underwriter
from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The
Underwriter
did not receive any underwriting discounts or commissions on an aggregate of $75,000,000 of Units purchased by the Anchor Investors or other investors that expressed an interest in purchasing Units in this offering.
Note
8
 — Warrants
At June 30, 2021, the Company had
 16,583,333
outstanding warrants (11,500,000 Public Warrants and 5,083,333
Private Placement Warrants
). The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until
30
days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the sale, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the transfer of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 90th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain an effective registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price for a warrant by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares per whole warrant. The “fair market value” shall mean the VWAP (as defined below) of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. “VWAP” per share of the Company’s Class A ordinary shares on any trading day means the per share volume weighted average price as displayed under the heading Bloomberg VWAP on the Bloomberg (or, if Bloomberg ceases to publish such price, any successor service reasonably chosen by the company) page “VAP” (or its equivalent successor if such page is not available) in respect of the period from the open of trading on the relevant trading day until the close of trading on such trading day (or if such volume-weighted average price is unavailable, the market price of one Class A ordinary share on such trading day determined, using a volume weighted average method, by an independent financial advisor retained for such purpose by the company). “VWAP” for a period of multiple trading days means the volume-weighted average of the respective VWAPs for the trading days in such period.

1
3

In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
The Company has accounted for the 16,583,333 warrants issued in connection with the
Initial Public Offering
and Private Placement in accordance with the guidance contained in FASB ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.
The warrant agreement contains an Alternative Issuance provision that if a tender, exchange or redemption offer shall have been made to and accepted by the holders of the Ordinary Shares (other than a tender, exchange or redemption offer made by the Company in connection with redemption rights held by shareholders of the Company as provided for in the Charter or as a result of the redemption of Ordinary Shares by the Company if a proposed initial Business Combination is presented to the shareholders of the Company for approval) under circumstances in which, upon completion of such tender or exchange offer, the maker thereof, together with members of any group (within the meaning of Rule 13d-5(b)(1) under the Exchange Act (or any successor rule)) of which such maker is a part, and together with any affiliate or associate of such maker (within the meaning of Rule 12b-2 under the Exchange Act (or any successor rule)) and any members of any such group of which any such affiliate or associate is a part, own beneficially (within the meaning of Rule 13d-3 under the Exchange Act (or any successor rule)) more than 50% of the outstanding Ordinary Shares, the holder of a Warrant shall be entitled to receive as the Alternative Issuance, the highest amount of cash, securities or other property to which such holder would actually have been entitled as a shareholder if such Warrant holder had exercised the Warrant prior to the expiration of such tender or exchange offer, accepted such offer and all of the Ordinary Shares held by such holder had been purchased pursuant to such tender or exchange offer, subject to adjustments (from and after the consummation of such tender or exchange offer) as nearly equivalent as possible to the adjustments provided for and further, if less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary shares consists exclusively of cash, the amount of such cash per ordinary shares, and (ii) in all other cases, the volume weighted average price of the ordinary shares as reported during the ten-trading
day period ending on the trading day prior to the effective date of the Business Combination.

1
4

The guidance contained in ASC
815-40
provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option and the existence of the potential for net cash settlement for the warrant holders (but not all shareholders) in the event of a tender offer.
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of Initial Public Offering. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Note
9
 — Fair Value of Financial Instruments
The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —
Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The Company’s warrant liabilities were initially valued as of April 12, 2021, the date of the IPO. As of that date, the over-allotment option had not yet been exercised and the funds in the Trust Account were all in cash and not yet invested. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at April 12, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	April 12, 2021 (initial measurement)	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public warrant liabilities	$14,403,207	$—	$—	$14,403,207
Private Placement warrant liabilities	$7,583,398	$—	$—	$7,583,398

Warrant liabilities	$21,986,605	$—	$—	$21,986,605

On April 15, 2021, the underwriters exercised their over-allotment option in full which contributed an additional 1,500,000 Public warrants. The following table presents information about the Company’s liabilities that are measured at fair value on
a recurring basis at April 15, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	April 15, 2021 (initial measurement)	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Public warrant liabilities, including over-allotment	$16,563,688	—	—	$16,563,688
Private warrant liabilities	$7,583.398	—	—	$7,583.398

Warrant liabilities	$24,147,086	—	—	$24,147,086

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$345,006,782	$345,006,782	$—	$—

Liabilities:
Public warrant liabilities	$11,500,000	$11,500,000	$—	$—
Private warrant liabilities	$5,292,926	$—	$—	$5,292,926

Warrant Liabilities	$16,792,926	$11,500,000	$—	$5,292,926

The Company utilizes a Monte Carlo simulation model to value the public and private placement warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The Public Warrant Liabilities were transferred from Level 3 to Level 1 during the quarter as a result of the warrants becoming separately tradeable from the shares on June 3, 2021. Other than that, there were no other transfers into or out of Level 3 during the three months ended June 30, 2021.
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2021	April 12, 2021 (Initial Measurement)
Share price	$9.70	$9.51
Strike price	$11.50	$11.50
Term (in years)	5.88	6.09
Volatility	22.2%	24.4%
Risk-free rate	1.02%	1.14%
The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Public (over- allotment)	Warrant Liabilities
Fair value as of February 8, 2021 (inception)	$—	$—	$—	$—
Fair value as of April 12, 2021 - i nitial measurement	14,403,207	7,583,398	2,160,481	24,147,086
Change in valuation inputs or other assumptions	(4,403,207)	(2,290,472)	(660,481)	(7,354,160)
Fair value as of June 30, 2021	$10,000,000	$5,292,926	$1,500,000	$16,792,926
Note
10
 — Shareholders’ Equity
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.
At June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021, there were 0 shares issued and outstanding, excluding
34,500,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding. Up to 1,125,000 Founder Shares were subject to forfeiture depending on the extent to which the over-allotment option was exercised by the
Underwriter
. On April 15, 2021, the
Underwriter
exercised their over-allotment option in full, hence, 1,125,000 Founder Shares are no longer subject to forfeiture.
Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or the rules of The Nasdaq Stock Market LLC then in effect. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (2020 Revision) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.
The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject
to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.
Note
11
 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

1
5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tio Tech A. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Tio Tech SPAC Holdings GmbH. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
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
Overview
We are a blank check company incorporated on February 8, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we may pursue an initial Business Combination target in any industry or region, we currently intend to focus on technology-enabled businesses in Europe. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our Initial Public Offering, which was consummated on April 12, 2021 and, after the Initial Public Offering, identifying a target company for a Business Combination.
Liquidity and Capital Resources
On April 12, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units. On April 15, 2021, the Underwriter exercised its over-allotment option in full and purchased an additional 4,500,000 Units, which purchase settled on April 16, 2021, at $10.00 per Unit, generating aggregate gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,083,333 at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,625,000.
Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account. We incurred $15,383,343 in offering costs, consisting of $5,400,000 of underwriting discount, $9,450,000 of deferred underwriting discount, and $533,343 of other offering costs, of which $749,481 was allocated to warrants and charged to expense.
At June 30, 2021, we had marketable securities held in the Trust Account of $ 345,006,782. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $1,007,612 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.
Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of income earned on marketable securities held in the Trust Account after the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the period from February 8, 2021 (inception) through June 30, 2021, we had net income of approximately $ $6,280,159, which consisted of $6,782 of income earned on marketable securities held in the Trust Account and operating account and unrealized gains on warrant liabilities of $7,354,160, offset by operating costs of $331,302 and offering costs allocated to warrants of $749,481.
For the three months ended June 30, 2021, we had net income of approximately $6,296,163, which consisted of $6,782 of income earned on marketable securities held in the Trust Account and operating account and unrealized gains on warrant liabilities of $7,354,160, offset by operating costs of $315,298 and offering costs allocated to warrants of $749,481.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Founder Shares granted to Anchor Investors
Certain Anchor Investors purchased an aggregate of $23,000,000 of units in the Initial Public Offering. On February 18, 2021, the Company, the Sponsor and the Anchor Investors entered into Anchor Investor Agreements, pursuant to which upon consummation of the initial Business Combination, the Sponsor will grant an aggregate of 255,555 of the Founder Shares it holds at the time of the Business Combination to the Anchor Investors for no additional consideration.
The Sponsor entered into agreements with the Subscribers which would call for the Grant. Terms and provisions of the agreement include:

•	The Grant can will take place upon the consummation of the Company’s Business Combination

•	The Grant can only take place if the Subscriber holds a contractually specified number of IPO shares on the date of the consummation of the Business Combination

•	If the Company liquidates or dissolves, the Anchor Investor Agreement terminates
ASC 470 defines issuance costs as incremental or direct costs incurred with parties other than the investor. The excess fair value above the purchase price would only come into effect if transferred by the Sponsor, which is contingent upon consummation of the Business Combination. Additionally, it requires that the Anchor Investors hold the prescribed number of shares on the date of the Business Combination. As long as the Sponsor, who provides services for the Company, holds the Founder Shares there is no excess fair value.
As a result of the foregoing facts, the Company does not believe that the excess fair value of the Founder Shares should be accounted for until such date as their grant becomes certain.
Net Income Per Ordinary Share
We apply the
two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Commitments and Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2021.
The Underwriter is entitled to a deferred fee of $0.35 per Unit, or $9.45 million, in aggregate. The Underwriter’s deferred commissions will be paid to the Underwriter from the funds held in the Trust Account upon and concurrently with the completion of our initial Business Combination. The deferred underwriting fees will be waived by the Underwriter solely in the event that we do not complete a Business Combination, subject to the terms of the underwriting agreement.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of the U.S. Treasury obligations become negative, we may have less proceeds held in the Trust Account than initially deposited.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the allocation of offering cost to warrants and the accrued expense related to the Administrative Service Fee being omitted from the audited balance sheet as of April 12, 2021 in the form 8K filed on April 23, 2021, a material weakness existed and our disclosure controls and procedures (as defined in
Rules 13a-15 (e)
and
15d-15 (e)
under the Exchange Act) were not effective as of June 30, 2021.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness which have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures were not effective: (i) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control over Financial Reporting
Other than as noted above, there
was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on April 26, 2021. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.
Our warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.
We issued 11,500,000 warrants as part of the Units offered in our Initial Public Offering, and, concurrently therewith, we issued in a private placement, 5,083,333 private placement warrants. We have accounted for both the warrants underlying the Units offered in our Initial Public Offering and the private placement warrants as warrant liabilities. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the three-month and six month period ending June 30, 2021, we recorded $0 and $0 respectively in other expense related to the excess fair value over purchase price of the Private Placement Warrants, and $7,354,160 and $7,354,160 respectively in other income related to the change in fair value of the Warrants.
Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our condensed financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash
gains or losses on our warrants, or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, or have any warrants at all, which may make it more difficult for us to consummate an initial business combination with a target business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On April 12, 2021, we consummated our Initial Public Offering of 30,000,000 Units. Each Unit consists of one Class A ordinary share, $0.0001 par value per share and one-third
of one redeemable warrant to purchase one Class A ordinary share. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $300,000,000. Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale (the “Private Placement”) of an aggregate of 5,083,333 warrants (the “Private Placement Warrants”) to our sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,625,000. We granted Deutsche Bank Securities Inc., the Underwriter in the Initial Public Offering, a
45-day
option to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On April 15, 2021, the Underwriter exercised the over-allotment option in full, and the closing of the issuance and sale of the additional 4,500,000 Units (the “Over- Allotment Units”) occurred on April 16, 2021. The issuance by the Company of the over-Allotment Units at a price of $10.00 per Unit resulted in total gross proceeds of $45,000,000.
The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(No. 333- 253369). The SEC declared the registration statement effective on April 7, 2021.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.

ITEM 3.	Defaults Upon Senior Securities.
Not applicable.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2021	TIO TECH A

	By:	/s/ Roman Kirsch
	Name:	Roman Kirsch
	Title:	Chief Executive Officer (Principal Executive Officer)

22