Form 10-Q
period 2021-09-30
Tio Tech A
filed 2021-11-22
CIK 1846163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

TIO TECH A
(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-40317	N/A
(State or Other Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)
Unter den Linden 21
10117 Berlin
Germany
(Address of Principal Executive Offices) (Zip Code)
+49 30 2092 4040
(Registrant’s Telephone Number, Including Area
Code
)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	TIOAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value	TIOA	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	TIOAW	The Nasdaq Stock Market LLC
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
As of November
22
, 2021, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

TIO TECH A
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and the period from February 8, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from February 8, 2021 (inception) through March 31, 2021, the three months ended June 30, 2021 and the three months ended September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 8, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TIO TECH A
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

Assets
Current Assets:
Cash	$921,797
Prepaid expenses	268,986

Total current assets	1,190,783
Prepaid expenses - non-current	120,637
Investments held in Trust Account	345,011,127

Total assets	$346,322,547

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$45,899
Due to related party	111,479

Total current liabilities	157,378
Warrant liabilities	12,581,150
Deferred Underwriters’ discount	9,450,000

Total liabilities	22,188,528
Commitments and contingencies
Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value as of September 30, 2021	345,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of September 30, 2021	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized 8,625,000 shares issued and outstanding	863
Additional paid-in capital	—
Accumulated deficit	(20,866,844)

Total shareholders’ deficit	(20,865,981)

Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit	$346,322,547

The accompanying notes are an integral part of these financial statements.

TIO TECH A
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the period from February 8, 2021 (inception) through September 30, 2021

Formation and operating costs	$231,313	$562,615

Loss from operations	(231,313)	(562,615)

Other income (expense)
Income on marketable securities held in trust	4,345	11,127
Change in fair value of warrant liabilities	4,211,776	11,565,936
Offering cost allocated to warrants	—	(749,481)

Total other income	4,216,121	10,827,582

Net income	$3,984,808	$10,264,967

Weighted average Class A ordinary shares subject to possible redemption outstanding, basic and diluted	34,500,000	34,421,512

Basic and diluted net income per ordinary share subject to possible redemption	$0.09	$0.24

Weighted average non-redeemable Class A and Class B ordinary shares outstanding	8,625,000	8,315,987

Basic and diluted net income per non-redeemable ordinary share	$0.09	$0.24

The accompanying notes are an integral part of these financial statements.

TIO TECH A
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of February 8, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder shares on February 10, 2021	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(16,004)	(16,004)

Balance as of March 31, 202 1	—	$—	8,625,000	$863	$24,137	$(16,004)	$8,996

Excess cash received on sale of 5,083,333 Private Placement Warrants on April 12, 2021	—	—	—	—	41,602	—	41,602
Class A ordinary shares subject to possible redemption	—	—	—	—	(65,739)	(31,131,811)	(31,197,550)
Net income	—	—	—	—	—	6,296,163	6,296,163

Balance as of June 30, 2021	—	$—	8,625,000	$863	$—	$(24,851,652)	$(24,850,789)

Net income	—	—	—	—	—	3,984,808	3,984,808

Balance as of September 30, 202 1	—	$—	8,625,000	$863	$—	$(20,866,844)	$(20,865,981)

The accompanying notes are an integral part of these financial statements.

TIO TECH A
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash flows from operating activities:
Net income	$10,264,967
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and Investments held in Trust Account	(11,127)
Offering costs allocated to warrants	749,481
Change in fair value of warrant liabilities	(11,565,936)
Changes in operating assets and liabilities:
Prepaid assets	(389,623)
Accounts payable and accrued expenses	45,899
Due to related party	111,479

Net cash used in operating activities	(794,860)

Cash Flows from Investing Activities:
Investment held in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	339,600,000
Proceeds from issuance of Private Placement Warrants	7,625,000
Proceeds from related party	174,890
Repayment of promissory note - related party	(149,890)
Payments of offering costs	(533,343)

Net cash provided by financing activities	346,716,657

Net change in cash	921,797
Cash, beginning of the period	—

Cash, end of the period	$921,797

Supplemental disclosure of noncash investing and financing activities
Initial classification of warrant liabilities	$24,147,086

Initial classification of Class A ordinary shares subject to possible redemption	$345,000,000

Accretion of Class A ordinary shares to redemption value	$31,197,550

Deferred underwriting commissions charged to additional paid in capital	$9,450,000

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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and activities related to the search for a target for the Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.
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
Following consummation of the Initial Public Offering on April 12, 2021 and the settlement of the full exercise of the over-allotment on April 16, 2021, an aggregate of $345,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”) and invested in United States “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
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

The Company will have only 24 months from April 12, 2021, the closing of the Initial Public Offering, to complete an initial Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.
The Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the Underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
The Company anticipates structuring the Business Combination so that the post-transaction company in which the public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. However, the Company may structure the Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, the Company’s shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination. For example, the Company could pursue a transaction in which it issues a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, the Company would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, the Company’s shareholders immediately prior to the Business Combination could own less than a majority of the issued and outstanding shares subsequent to the Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post- transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $921,797 in its operating bank account and working capital of $1,033,405.
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

Note 2 — Restatement of Previously Issued Financial Statements
The Comment Letters address certain accounting and reporting considerations related to redeemable equity instruments of a similar nature to those issued by the Company. Based on ASC Subtopic 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
In its previously issued financial statements, the Company classified a portion of the equity related to the Public Shares as permanent equity to maintain total shareholders’ equity above $5,000,000. The Company notes that such classification methodology was historically consistent with other SPACs with terms substantially identical to the Public Shares issued by the Company.
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
This misstatement was originally noted and covered in the previous quarter’s Form 10-Q filed with the SEC on October 25, 2021. Upon further reconsideration of the facts, the Company has determined that the qualitative nature of its review under SAB 108 does not mitigate the quantitative nature of its analysis under SAB 99. Accordingly, the Company is now presenting and classifying this misstatement as a restatement and presenting the impact to all previously filed financials as shown below.
Impact of the Restatement
The impact to the balance sheet dated April 12, 2021, filed on Form 8-K on April 23, 2021 and then restated for the exercise of the underwriters’ over-allotment as filed on Form 8-K on April 26, 2021, the impact of accounting for all Class A ordinary shares as shares subject to possible redemption in temporary equity without respect to the
$5,000,001 net tangible asset threshold required for the Business Combination resulted in an approximate $34.7 million increase to the Class A ordinary shares subject to possible redemption in the temporary equity section and offsetting decrease to the
Class A ordinary shares in the permanent equity line item. There is no change to total shareholders’ deficit at any reported balance sheet date.

	As Reported	Adjustment	As Restated
Balance Sheet as of April 12, 2021

Ordinary shares subject to possible redemption ($)	$267,736,580	$32,263,420	$300,000,000
Class A ordinary shares , $0.0001 par value	323	(323)	—
Class B ordinary shares , $0.0001 par value	863	—	863
Additional paid-in capital	5,017,286	(5,017,286)	—
Accumulated deficit	(18,470)	(27,245,811)	(27,264,281)

Total stockholders’ equity (deficit)	$5,000,002	$(32,263,420)	$(27,263,418)

Number of shares subject to redemption	26,773,658	3,226,342	30,000,000

The table below represents restatements to the individual line items within the Statement of Shareholders’ Equity as of June 30, 2021. There was no change to the totals within each balance sheet represented within the Statement of Shareholders’ Equity as of June 30, 2021.

	As Reported	Restatement Adjustment	As Restated
Statement of Changes in Shareholders’ Equity as of June 30, 2021 (per Form 10-Q filed on October 25, 2021)
Sale of 30,000,000 Units on April 12, 2021 through IPO, net of warrant liabilities	$285,596,793	$(285,596,793)	$—
Sale of 4,500,000 Units on April 15, 2021 through over-allotment, net of warrant liabilities	42,839,519	(42,839,519)	—
Underwriters’ discount for IPO and over-allotment	(5,400,000)	5,400,000	—
Deferred underwriters’ discount for IPO and over-allotment	(9,450,000)	9,450,000	—
Other Offering costs	(533,343)	533,343	—
Allocation of warrant costs charged to expense	749,481	(749,481)	—
Maximum number of redeemable shares	(345,000,000)	345,000,000	—
Class A ordinary shares subject to possible redemption	$—	$(31,197,550)	$(31,197,550)
Statement of Cash Flows
Supplemental disclosure of cash flow information:
Initial classification of Class A ordinary shares subject to possible redemption	345,000,000	(345,000,000)	—
Class A ordinary shares subject to redemption accretion to redemption value	—	(31,197,550)	(31,197,550)
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company had $921,797 in cash and no cash equivalents.
Investments Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were invested in U.S. Treasury Securities and reported at fair value. During the three months and nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account
.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. The Company allocates the offering costs between ordinary shares and public and private placement warrants using relative fair value method, the offering costs allocated to the public and private placement warrants will be expensed immediately and offering costs associated with equity components will be charged to shareholders’ equity. Accordingly, as of September 30, 2021, offering costs in the aggregate of $15,383,343 (consisting of $5,400,000 of underwriting commissions, $9,450,000 of deferred Underwriter’s commission and $533,343 other offering costs) have been incurred, of which $749,481 was allocated to warrants and expensed.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. For the period from February 8, 2021 (inception) through September 30, 2021, the Company recorded accretion of $31,131,811, of which $29,850,491 was recorded in additional paid-in
capital and $1,281,320 was recorded in accumulated deficit.

Founder Shares granted to Anchor Investors
Certain Anchor Investors purchased an aggregate of $23,000,000 of units in the Initial Public Offering. On February 18, 2021, the Company, the Sponsor and the Anchor Investors entered into Anchor Investor Agreements pursuant to which upon consummation of the initial Business Combination, the Sponsor will grant an aggregate of 255,555 of the Founder Shares it holds at the time of the Business Combination to the Anchor Investors for no additional consideration
.
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
Income Taxes
The Company follows
the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income Per Ordinary Share
The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income
per ordinary share is computed by dividing the pro rata net
income
between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income
per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value.

	For the Three Months ended September 30, 2021	For the Period from February 8, 2021 (inception) to September 30, 2021
Class A ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$3,187,846	$8,267,580
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	34,500,000	34,421,512

Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.09	$0.24

Class A and Class B non-redeemable ordinary shares
Numerator:
Net income allocable to Class B ordinary shares not subject to redemption	$796,962	$1,997,387
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	8,625,000	8,315,987

Basic and diluted net income per share, ordinary shares	$0.09	$0.24

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
Note
4
— Initial Public Offering
The Company consummated its Initial Public Offering of 30,000,000 Units on April 12, 2021. Each Unit consists of one Class A ordinary share, $0.0001 par value per share and one-third
of one redeemable warrant to purchase one Class A ordinary share. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $300,000,000.
The Company granted the Underwriters in the Initial Public Offering a
45-day
option to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On April 15, 2021, the underwriter exercised its over-allotment option in full and purchased an additional 4,500,000 Units, which purchase settled on April 16, 2021, at $10.00 per Unit. The exercise of the over-allotment, generated an aggregate of gross proceeds of $45,000,000, and incurred $900,000 in cash underwriting fees. The Company’s previously issued balance sheet as of April 12, 2021 on Form
8-K
should no longer be relied upon. As such, the Company has adjusted its balance sheet as of April 12, 2021 on Form
8-K
filed on April 26, 2021.
Upon closing of the Initial Public Offering and the sale of the Over-Allotment Units, a total of $345,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee.
Note
5
— Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,083,333 Private Placement Warrants at a price of $1.50 per warrant ($7,625,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
Private Placement Warrants
The Private Placement Warrants will be identical to the warrants sold as part of the Units in the Initial Public Offering except that the Private Placement Warrants, so long as they are held by the initial shareholders or their respective permitted transferees, (i) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain exceptions, (ii) will not be redeemable by the Company, (iii) may be exercised on a cashless basis, and (iv) will be entitled to registration rights.
If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the Initial Public Offering.
Note
6
— Related Party Transactions
Founder Shares
On February 10, 2021, the Company issued 8,625,000 Founder Shares for an aggregate purchase price of $25,000. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the Underwriter’s over-allotment option is exercised. On April 15, 2021, the Underwriter’s over-allotment option was exercised in full, and the Founder Shares are no longer subject to forfeiture
The Sponsor and the Anchor Investors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

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

Due to Related Party
As of September 30, 2021, this balance is comprised of $86,500 incurred pursuant to the Administrative Service Fee agreement discussed below and $24,979 to be returned to the Sponsor for a payment that was made twice.
Promissory Note — Related Party
On February 9, 2021, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the Initial Public Offering. As of September 30, 2021, there are no borrowings outstanding under the Note.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2021, the Company had no borrowings under any Working Capital Loans
Administrative Service Fee
Commencing on the consummation of the Offering, the Company has agreed to pay the Sponsor a total of $15,000 per month from funds held outside the Trust Account for up to 24 months, which will be paid to the Company’s affiliate investment advisor for identifying, investigating and completing an initial Business Combination. The Sponsor or certain of its shareholders will also pay $35,000 per month to the Company’s affiliate investment advisor for up to 24 months and will pay a fee of $1,500,000 less the amounts previously paid by the Company or the Sponsor (or certain of its shareholders), in the event of a successful Business Combination. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, $86,500 had been incurred, all of which was outstanding and included in accrued costs and expenses.
Note
7
— Commitments and Contingencies
Registration Rights
The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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
Note
8
— Warrants
As of September 30, 2021, the Company had 16,583,333 outstanding warrants (11,500,000 Public

Warrants and 5,083,333 Private Placement Warrants). The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
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
The warrant agreement contains an alternative issuance provision that if a tender, exchange or redemption offer shall have been made to and accepted by the holders of the Class A ordinary shares (other than a tender, exchange or redemption offer made by the Company in connection with redemption rights held by shareholders of the Company as provided for in the Charter or as a result of the redemption of Class A ordinary shares by the Company if a proposed initial Business Combination is presented to the shareholders of the Company for approval) under circumstances in which, upon completion of such tender or exchange offer, the maker thereof, together with members of any group (within the meaning of
Rule 13d-5(b)(1) under
the Exchange Act (or any successor rule)) of which such maker is a part, and together with any affiliate or associate of such maker (within the meaning of
Rule 12b-2 under
the Exchange Act (or any successor rule)) and any members of any such group of which any such affiliate or associate is a part, own beneficially (within the meaning of
Rule 13d-3 under
the Exchange Act (or any successor rule)) more than 50% of the outstanding Class A ordinary shares, the holder of a warrant shall be entitled to receive as the alternative issuance, the highest amount of cash, securities or other property to which such holder would actually have been entitled as a shareholder if such Warrant holder had exercised the Warrant prior to the expiration of such tender or exchange offer, accepted such offer and all of the Class A ordinary shares held by such holder had been purchased pursuant to such tender or exchange offer, subject to adjustments (from and after the consummation of such tender or exchange offer) as nearly equivalent as possible to the adjustments provided for and further, if less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus(ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the Class A ordinary shares consists exclusively of cash, the amount of such cash per Class A ordinary shares, and (ii) in all other cases, the volume weighted average price of the Class A ordinary shares as reported during the ten-trading
day period ending on the trading day prior to the effective date of the Business Combination.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$345,011,127	$345,011,127	—	$—
Liabilities:
Public warrant liabilities, including over-allotment	8,625,000	8,625,000	—	—
Private warrant liabilities	3,956,150	—	—	3,956,150
●
Warrant liabilities	$12,581,150	$8,625,000	—	$3,956,150

The Company initially utilized the trading value of the public warrants and a Monte Carlo simulation model to value the private placement warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities was initially determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

There were no transfers into or out of Level 3 during the three months ended September 30, 2021.
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant Liability
Fair value at December 31, 2020	$—

Initial value of public and private warrant liabilities	24,147,086
Public warrants reclassified to Level 1	(11,500,000)
Change in fair value	(7,354,160)

Fair Value at June 30, 2021	$5,292,926
Change in fair value	(1,336,776)

Fair Value at September 30, 2021	$3,956,150

The following table provides quantitative information regarding Level 3 fair value measurements:

		April 12, 2021
	September 30,	(Initial
	2021	Measurement)
Share price	$9.67	$9.51
Strike price	$11.50	$11.50
Term (in years)	6.00	6.09
Volatility	14.0%	24.4%
Risk-free rate	1.15%	1.14%
The following table presents the changes in the fair value of warrant liabilities:

		Private	Warrant
	Public	Placement	Liabilities

Fair value as of February 8, 2021 (inception)	$—	$—	$—
Fair value as of April 12, 2021 - initial measurement	16,563,688	7,583,398	24,147,086
Change in valuation inputs or other assumptions	(5,063,688)	(2,290,472)	(7,354,160)

Fair value as of June 30, 2021	$11,500,000	$5,292,926	$16,792,926
Change in valuation inputs or o ther assumptions	(2,875,000)	(1,336,776)	(4,211,776)
Fair value as of September 30, 2021	$8,625,000	$3,956,150	$12,581,150

Note
10
— Shareholders’ Equity
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting
and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021, there were 0 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.
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
Note 1
1
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
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tio Tech A. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Tio Tech SPAC Holdings GmbH. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.
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
Liquidity and Capital Resources
On April 12, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units. On April 15, 2021, the Underwriter exercised its over- allotment option in full and purchased an additional 4,500,000 Units, which purchase settled on April 16, 2021, at $10.00 per Unit, generating aggregate gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,083,333 at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,625,000.
Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account. We incurred $15,383,343 in offering costs, consisting of $5,400,000 of underwriting discount, $9,450,000 of deferred underwriting discount, and $533,343 of other offering costs, of which $749,481 was allocated to warrants and charged to expense.
At September 30, 2021, we had marketable securities held in the Trust Account of $ 345,011,127. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $921,797 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of income earned on marketable securities held in the Trust Account after the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the period from February 8, 2021 (inception) through September 30, 2021, we had net income of approximately $10,264,967, which consisted of $11,127 of income earned on investments held in the Trust Account and unrealized gains on the fair value of warrant liabilities of $11,565,936, offset by operating costs of $562,615 and offering costs allocated to warrants of $749,481.
For the three months ended September 30, 2021, we had net income of approximately $3,974,808, which consisted of $4,345 of income earned on marketable securities held in the Trust Account and operating account and unrealized gains on the fair value of warrant liabilities of $4,211,776, offset by operating costs of $231,313.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Founder Shares granted to Anchor Investors
Certain qualified institutional investors (“Anchor Investors”) purchased an aggregate of $23,000,000 of units in the Initial Public Offering. On February 18, 2021, the Company, the Sponsor and the Anchor Investors entered into agreements (the “Anchor Investor Agreements”), pursuant to which upon consummation of the initial business combination (the “Business Combination”), the Sponsor will grant an aggregate of 255,555 of the Founder Shares it holds at the time of the Business Combination to the Anchor Investors for no additional consideration.
The Sponsor entered into agreements with Steadview Capital Mauritius Limited and BIT S.A. (each a “Subscriber” and together the “Subscribers”) which would call for the transfer of Founder Shares (the “Grant”). Terms and provisions of the agreement include:

•	The Grant can will take place upon the consummation of the Company’s Business Combination

•	The Grant can only take place if the Subscriber holds a contractually specified number of IPO shares on the date of the consummation of the Business Combination

•	If the Company liquidates or dissolves, the Anchor Agreement terminates
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
Net Income Per Ordinary Share
We apply the
two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Commitments and Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2021.
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on October 25, 2021, and due to the restatement of our April 12, 2021 financial statement regarding the classification of redeemable Class A Shares, as described below, which each constitute a material weakness in our internal control over financial reporting as it relates to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Regarding the restatements to the balance sheet included on the Company’s Form 8-K, this was necessitated by the fact that the Company’s shares are complex financial instruments with certain redemption provisions not solely within the control of the Company and thus require Class A ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares subject to redemption in permanent equity. The Company revised its financial statement to classify all Class A ordinary shares subject to redemption as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the circumstances that led to the reclassification of redeemable Class A Shares, as described in Note 2 — Restatement of Previously Issued Financial Statements. In light of the restatements, we continue to enhance our processes and procedures to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans for enhancement include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on April 9, 2021. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.
Our warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial Business Combination.
We issued 11,500,000 warrants as part of the Units offered in our Initial Public Offering, and, concurrently therewith, we issued in a private placement, 5,083,333 Private Placement Warrants. We have accounted for both the warrants underlying the Units offered in our Initial Public Offering and the private placement warrants as warrant liabilities. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the three-month and nine month period ending September 30, 2021, we recorded $0 and $0 respectively in other expense related to the excess fair value over purchase price of the Private Placement Warrants, and $4,211,776 and $11,565,936 respectively in other income related to the change in fair value of the warrants.
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
On April 12, 2021, we consummated our Initial Public Offering of 30,000,000 Units. Each Unit consists of one Class A ordinary share, $0.0001 par value per share and one-third
of one redeemable warrant to purchase one Class A ordinary share. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $300,000,000. Simultaneously with the closing of the Initial Public Offering, the Company completed the Private Placement of an aggregate of 5,083,333 Private Placement Warrants to our sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,625,000. We granted Deutsche Bank Securities Inc., the Underwriter in the Initial Public Offering, a
45-day
option to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On April 15, 2021, the Underwriter exercised the over- allotment option in full, and the closing of the issuance and sale of the additional 4,500,000 Units (the “Over- Allotment Units”) occurred on April 16, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per Unit resulted in total gross proceeds of $45,000,000.
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

ITEM 3.	Defaults Upon Senior Securities.
Not applicable.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

32.1 *	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 *	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 22, 2021	TIO TECH A

	By:	/s/ Roman Kirsch
	Name:	Roman Kirsch
	Title:	Chief Executive Officer
(Principal Executive Officer)