Form 10-Q
period 2022-03-31
Tio Tech A
filed 2022-05-16
CIK 1846163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

TIO TECH A
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-40317	N/A
(State or Other Jurisdiction of Incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)
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
As of May
16
, 2022, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TIO TECH A
INDEX TO FINANCIAL STATEMENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2022 and the period from February 8, 2021 (inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and the period from February 8, 2021 (inception) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and the period from February 8, 2021 (inception) through March 31, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TIO TECH A
CONDENSED BALANCE SHEET
S

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:

Cash	$385,465	$763,789
Prepaid expenses	277,538	250,593

Total current assets	663,003	1,014,382
Prepaid expenses- non-current	5,079	62,223
Investments held in Trust Account	345,022,711	345,017,891

Total assets	$345,690,793	$346,094,496

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$560,442	$315,731
Due to related party	44,979	156,479

Total current liabilities	605,421	472,210
Warrant liabilities	5,307,015	15,080,809
Deferred Underwriters’ discount	9,450,000	9,450,000

Total liabilities	15,362,436	25,003,019
Commitments and contingencies
Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value	345,000,000	345,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,672,506)	(23,909,386)

Total shareholders’ deficit	(14,671,643)	(23,908,523)

Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit	$345,690,793	$346,094,496

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIO TECH A
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the period from February 8, 2021 (inception) through March 31, 2021

Formation and operating costs	$541,734	$16,004

Loss from operations	(541,734)	(16,004)
Other income
Income on marketable securities held in trust	4,820	—
Change in fair value of warrant liabilities	9,773,794	—

Total other income	9,778,614	—

Net income (loss)	$9,236,880	$(16,004)

Weighted average Class A ordinary shares subject to possible redemption outstanding, basic and diluted	34,500,000	—
Basic and diluted net income per ordinary share subject to possible redemption	$0.21	$—
Weighted average non-redeemable Class A and Class B ordinary shares outstanding	8,625,000	8,625,000
Basic and diluted net income per non-redeemable ordinary share	$0.21	$(0.00)
The accompanying notes are an integral part of these unaudited condensed financial statements.

TIO TECH A
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount

Balance as of December 31, 2021	8,625,000	$863	$—	$(23,909,386)	$(23,908,523)
Net income	—	—	—	9,236,880	9,236,880

Balance as of March 31, 2022	8,625,000	$863	$—	$(14,672,506)	$(14,671,643)

PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount

Balance as of February 8, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Founder shares on February 10, 2021	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(16,004)	(16,004)

Balance as of March 31, 2021	8,625,000	$863	$24,137	$(16,004)	$8,996

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIO TECH A
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDTED)

	For the three months ended March 31, 2022	For the period from February 8, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net income (loss)	$9,236,880	$(16,004)
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	16,004
Interest earned on marketable securities held in trust	(4,820)	—
Change in fair value of warrant liabilities	(9,773,794)	—
Changes in operating assets and liabilities:
Prepaid expenses	30,199	—
Accounts payable and accrued expenses	244,711	—
Due to related party	(111,500)	—

Net cash used in operating activities	(378,324)	—
Net change in cash	(378,324)	—
Cash, beginning of the period	763,789	—

Cash, end of the period	$385,465	$—

Supplemental disclosure of noncash investing and financing activities
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$8,996

Deferred offering costs paid by Sponsor under the promissory note	$—	$5,000

Deferred offering costs included in accrued offering costs and expenses	$—	$508,046

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIO TECH A
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Organization and Business Operations

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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and activities related to the search for a target for the Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.
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
Liquidity, Capital Resources, and Going Concern
As of March 31, 2022, the Company had approximately $385,465 in its operating bank account and working capital of $57,582.
Going Concern
The Company anticipates that the $385,465 outside of the Trust Account as of March 31, 2022, might not be sufficient to allow the Company to operate until April 12, 2023, the Combination Period (as defined above), assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (as described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
The Company can raise additional capital through Working Capital Loans from the initial stockholders, the Company’s officers, directors, or their respective affiliates (as described in Note 5), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.
Note 2—Significant Accounting Policies Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form
10-K
filed by the Company with the SEC on March 30, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had $385,465 and $763,789 in cash, respectively, and no cash equivalents.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds and reported at fair value. During the period from February 8, 2021 (inception) through March 31, 2022, the Company did not withdraw any of the interest income from the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of
ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. The Company allocates the offering costs between ordinary shares and public and private placement warrants using relative fair value method, the offering costs allocated to the public and private placement warrants will be expensed immediately and offering costs associated with equity components will be charged to shareholders’ equity. Accordingly, as of March 31, 2022 and December 31, 2021, offering costs in the aggregate of $15,383,343 (consisting of $5,400,000 of underwriting commissions, $9,450,000 of deferred Underwriter’s commission and $533,343 other offering costs) have been incurred, of which $749,481 was allocated to warrants and expensed.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(16,563,688)
Issuance costs related to Class A ordinary shares	(14,633,862)
Plus:
Remeasurement of carrying value to redemption value	31,197,550

Contingently redeemable Class A ordinary shares	$345,000,000

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income Per Ordinary Share
The Company applies the
two-class
method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per ordinary share is computed by dividing the pro rata net income between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Initial Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Remeasurement of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value.

	For the Three Months ended March 31, 2022	For the Period from February 8, 2021 (inception) to March 31, 2021
Class A ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$7,389,504	$—
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	34,500,000	—
Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.21	$—
Class A and Class B non-redeemable ordinary shares
Numerator:
Net income allocable to Class B ordinary shares not subject to redemption	$1,847,376	$(16,004)
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	8,625,000	8,625,000
Basic and diluted net income per share, ordinary shares	$0.21	$(0.00)
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

Level 1 -
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -
Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2020-06, Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
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
ASU 2020-06 amends
the diluted earnings per share guidance, including the requirement to use the if-converted method
for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022. The adoption did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3—Initial Public Offering
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
The Company granted the Underwriters in the Initial Public Offering a 45-day option
to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On April 15, 2021, the underwriter exercised its over-allotment option in full and purchased an additional 4,500,000 Units, which purchase settled on April 16, 2021, at $10.00 per Unit. The exercise of the over-allotment generated an aggregate of gross proceeds of $45,000,000, and incurred $900,000 in cash underwriting fees.
Upon closing of the Initial Public Offering and the sale of the Over-Allotment Units, a total of $345,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee.
Note 4—Private Placement
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
Note 5—Related Party Transactions
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
Due to Related Party
As of March 31, 2022 and December 31, 2021, this balance is comprised of $44,979 and $156,479, respectively, incurred pursuant to the Administrative Service Fee agreement discussed below.
Promissory Note – Related Party
On February 9, 2021, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing
and payable on the earlier of (i) December 31, 2021 or (ii) the Initial Public Offering.
As of December 31, 2021, there

were
 no borrowings outstanding under the Note.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

Administrative Service Fee
Commencing on the consummation of the Offering, the Company has agreed to pay the Sponsor a total of $15,000 per month from funds held outside the Trust Account for up to 24 months, which will be paid to the Company’s affiliate investment advisor for identifying, investigating and completing an initial Business Combination. The Sponsor or certain of its shareholders will also pay $35,000 per month to the Company’s affiliate investment advisor for up to 24 months and will pay a fee of $1,500,000 in the event of a successful business combination, less (i) the amounts previously paid by the Company or the Sponsor (or certain of its shareholders) and (ii) in the event the initial business combination is not consummated within 12 months following the date of the Initial Public Offering, $40,000 for every month (or pro-rata portion thereof) after the 12-month anniversary of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2022 and December 31, 2021, $45,000 and $131,500, respectively, had been incurred, and were included in the balances due to related party of $44,979 and $156,479 as of March 31, 2022 and December 31, 2021, respectively.
Note 6—Commitments and Contingencies Registration Rights
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
Note 7—Warrants
As of March 31, 2022 and December 31, 2021, the Company had 16,583,333 outstanding warrants (11,500,000 Public Warrants and 5,083,333 Private Placement Warrants). The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the sale, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the transfer of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 90th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain an effective registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price for a warrant by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares per whole warrant. The “fair market value” shall mean the VWAP (as defined below) of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. “VWAP” per share of the Company’s Class A ordinary shares on any trading day means the per share volume weighted average price as displayed under the heading Bloomberg VWAP on the Bloomberg (or, if Bloomberg ceases to publish such price, any successor service reasonably chosen by the company) page “VAP” (or its equivalent successor if such page is not available) in respect of the period from the open of trading on the relevant trading day until the close of trading on such trading day (or if such volume-weighted average price is unavailable, the market price of one Class A ordinary share on such trading day determined, using a volume weighted average method, by an independent financial advisor retained for such purpose by the company). “VWAP” for a period of multiple trading days means the volume-weighted average of the respective VWAPs for the trading days in such period.

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
Note 8—Fair Value of Financial Instruments
The Company’s warrant liabilities were initially valued as of April 12, 2021, the date of the Initial Public Offering. As of that date, the over-allotment option had not yet been exercised and the funds in the Trust Account were all in cash and not yet invested. On April 15, 2021, the underwriters exercised their over-allotment option in full which contributed an additional 1,500,000 Public warrants.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$345,022,711	$345,022,711	$—	$—
Liabilities:
Public warrant liabilities, including over-allotment	3,677,700	3,677,700	—	—
Private warrant liabilities	1,629,315	—	—	1,629,315

Warrant liabilities	$5,307,015	$3,677,700	$—	$1,629,315

	December 31, 2021	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$345,017,891	$345,017,891	$—	$—
Liabilities:
Public warrant liabilities, including over-allotment	10,453,500	10,453,500	—	—
Private warrant liabilities	4,627,309	—	—	4,627,309

Warrant liabilities	$15,080,809	$10,453,500	$—	$4,627,309

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
The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021
Share price	$9.79	$9.74
Strike price	$11.50	$11.50
Term (in years)	5.86	5.85
Volatility	4.7%	14.4%
Risk-free rate	2.41%	1.34%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant Liability
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities at April 12, 2021	24,147,086
Public warrants reclassified to Level 1 at June 1, 2021	(16,563,688)
Change in fair value	(2,956,089)

Fair Value at December 31, 2021	$4,627,309
Change in fair value	(2,997,994)

Fair Value at March 31, 2022	$1,629,315

Note 9—Shareholders’ Equity
Preference Shares -
 The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 - The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 0 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption.
Class
 B Ordinary Shares
 - The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.
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
Note 10—Subsequent Events
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
Liquidity, Capital Resources and Going Concern
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
At March 31, 2022 and December 31, 2021, we had marketable securities held in the Trust Account of $345,022,711 and $345,017,891, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At March 31, 2022 and December 31, 2021, we had cash of $385,465 and $763,789, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.
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
Going Concern
We anticipate that the $385,465 outside of the Trust Account as of March 31, 2022, might not be sufficient to allow us to operate until April 12, 2023, the Combination Period (as defined above), assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
We can raise additional capital through Working Capital Loans from the initial stockholders, our officers, directors, or their respective affiliates, or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income
in the form of income earned on marketable securities held in the Trust Account after the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended March 31, 2022, we had net income of $9,236,880, which consisted of $4,820 of income earned on investments held in the Trust Account and unrealized gains on the fair value of warrant liabilities of $9,773,794, offset by operating costs of $541,734.
For the period from February 8, 2021 (inception) through March 31, 2021, we had net loss of $16,004, which consisted of operating costs of $16,004.
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

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2020-06, Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
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
ASU 2020-06 amends
the diluted earnings per share guidance, including the requirement to use the if-converted method
for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022. The adoption did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Off-Balance Sheet
Arrangements
As of March 31, 2022, we did not have
any off-balance sheet
arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.
Commitments and Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2022.
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
We are a smaller reporting company as defined by
Rule 12b-2 of
the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022 and December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under
Rule 2a-7 under
the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of the U.S. Treasury obligations become negative, we may have less proceeds held in the Trust Account than initially deposited.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Reports on Form
10-Q
as filed with the SEC on October 25, 2021 and November 22, 2021, and due to the restatement of our April 12, 2021 financial statement and unaudited condensed financial statements as of and for the period ended June 30, 2021, included in the Company’s Form
10-Q
for the quarterly period ended June 30, 2021, in each case regarding the classification of redeemable Class A Shares, as described below, which each constitute a material weakness in our internal control over financial reporting as it relates to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Management’s report on internal control over financial reporting
This Quarterly Report on Form
10-Q
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K,
filed with the SEC on March 30, 2022.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds f rom Registered Securities.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.

Item 3.	Defaults Upon Senior Securities.
Note applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

Exhibit number	Description of exhibit
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIO TECH A

Date: May 16, 2022	By:	/s/ Roman Kirsch
Roman Kirsch
Chief Executive Officer (Principal Executive Officer)