Form 10-Q
period 2022-06-30
Tio Tech A
filed 2022-08-12
CIK 1846163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
As of August 12, 2022, there were
34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TIO TECH A
INDEX TO FINANCIAL STATEMENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, Three Months Ended June 30, 2021 and the period from February 8, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, Three Months Ended June 30, 2021 and the period from February 8, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the period from February 8, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TIO TECH A
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$99,395	$763,789
Prepaid expenses	209,127	250,593

Total current assets	308,522	1,014,382
Prepaid expenses- non-current	—	62,223
Investments held in Trust Account	345,279,811	345,017,891

Total assets	$345,588,333	$346,094,496

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$840,012	$315,731
Due to related party	—	156,479

Total current liabilities	840,012	472,210
Warrant liabilities	1,664,514	15,080,809
Deferred Underwriters’ discount	9,450,000	9,450,000

Total liabilities	11,954,526	25,003,019
Commitments and contingencies
Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value, at June 30, 2022 and December 31, 2021	345,279,811	345,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding, at June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(11,646,867)	(23,909,386)

Total shareholders’ deficit	(11,646,004)	(23,908,523)

Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit	$345,588,333	$346,094,496

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIO TECH A
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30, 2022	For the period from February 8, 2021 (inception) through June 30, 2021
	2022	2021

Formation and operating costs	$594,858	$315,298	$1,136,592	$331,302

Loss from operations	(594,858)	(315,298)	(1,136,592)	(331,302)
Other income (expense):
Income on marketable securities held in trust	257,100	6,782	261,920	6,782
Offering cost allocated to warrants	—	(749,481)	—	(749,481)
Change in fair value of warrant liabilities	3,642,501	7,354,160	13,416,295	7,354,160
Bank interest income	707	—	707	—

Total other income (expense), net	3,900,308	6,611,461	13,678,922	6,611,461

Net income	$3,305,450	$6,296,163	$12,542,330	$6,280,159

Weighted average Class A ordinary shares subject to possible redemption outstanding, basic and diluted	34,500,000	29,802,198	34,500,000	19,371,429

Basic and diluted net income per ordinary share subject to possible redemption	$0.08	$0.16	$0.29	$$0.23

Weighted average non-redeemable Class A and Class B ordinary shares outstanding	8,625,000	8,439,560	8,625,000	8,110,714

Basic and diluted net income per non-redeemable ordinary share	$0.08	$0.16	$0.29	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIO TECH A
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2022, THREE MONTHS ENDED JUNE 30, 2021
AND FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance as of December 31, 2021	8,625,000	$863	$—	$(23,909,386)	$(23,908,523)
Net incom e	—	—	—	9,236,880	9,236,880

Balance as of March 31, 2022	8,625,000	863	—	(14,672,506)	(14,671,643)

Remeasurement of Class A shares to redemption value	—	—	—	(279,811)	(279,811)
Net income	—	—	—	3,305,450	3,305,450

Balance as of June 30, 2022	8,625,000	$863	$—	$(11,646,867)	$(11,646,004)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance as of February 8, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Founder shares on February 10, 2021	8,625,000	863	24,137	—	25,000
Net los s	—	—	—	(16,004)	(16,004)

Balance as of March 31, 2021	8,625,000	863	24,137	(16,004)	8,996
Excess cash received on sale of 5,083,333 Private Placement	—	—	41,602	—	41,602
Remeasurement of Class A shares to redemption value	—	—	(65,739)	(31,131,811)	(31,197,550)
Net income	—	—	—	6,296,163	6,296,163

Balance as of June 30, 2021	8,625,000	$863	$—	$(24,851,652)	$(24,850,789)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIO TECH A
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2022	For the period from February 8, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net income	$12,542,330	$6,280,159
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust	(261,920)	(6,782)
Offering costs allocated to warrants		749,481
Change in fair value of warrant liabilities	(13,416,295)	(7,354,160)
Changes in operating assets and liabilities:
Prepaid expenses	103,689	(466,430)
Accounts payable and accrued expenses	524,281	113,687
Due to related party	(156,479)	25,000

Net cash used in operating activities	(664,394)	(659,045)
Cash flows from investing activities:
Investment of cash in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of Underwriter’s discount	—	339,600,000
Proceeds from issuance of Private Placement Warrants	—	7,625,000
Repayment of promissory note – related party	—	(149,889)
Payment of offering costs	—	(408,454)

Net cash provided by financing activities	—	346,666,657
Net change in cash	(664,394)	1,007,612
Cash, beginning of the period	763,789	—

Cash, end of the period	$99,395	$1,007,612

Supplemental disclosure of noncash investing and financing activities
Remeasurement of Class A shares to redemption value	$279,811	$31,197,550

Initial classification of warrant liabilities	$—	$24,147,086

Deferred underwriting commissions charged to additional paid in capital	$—	$9,450,000

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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and activities related to the search for a target for the Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.
The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on April 7, 2021. On April 12, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units”). The Company granted Deutsche Bank Securities Inc., the underwriter in the Initial Public Offering (the
“Underwriter”), a 45-day option to
purchase up to 4,500,000 additional Units to cover over-allotments, if any. On April 15, 2021, the Underwriter exercised its over-allotment option in full and purchased an additional 4,500,000 Units, which purchase settled on April 16, 2021, at $10.00 per Unit, generating aggregate gross proceeds of $345,000,000, which is discussed in Note 4. Each Unit consists of one Class A ordinary share and one-third
of a redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,083,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to Tio Tech SPAC Holdings GmbH, a German limited liability company (the “Sponsor”), generating gross proceeds of $7,625,000, which is discussed in Note 5.
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
The Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the Underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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

Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic and
has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $99,395 in its operating bank account and working capital deficit of $609,966.
Going Concern
The Company anticipates that the $99,395 outside of the Trust Account as of June 30, 2022, might not be sufficient to allow the Company to operate until April 12, 2023, the Combination Period (as defined above), assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (as described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
The Company can raise additional capital through Working Capital Loans from the initial shareholders, the Company’s officers, directors, or their respective affiliates (as described in Note 6), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements.
Note 2 — Revision of Previously Issued Financial Statements
In connection with the preparation of the Company’s condensed financial statements as of June 30, 2022, management identified an error made in its historical financial statements related to incorrect calculation of the weighted average number of shares outstanding as well as earning per shares for the period of three months ended June 30, 2021, and the period from February 8, 2021 (inception) through June 30, 2021. The Company revised its the previously reported amounts as follows:

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Statement of Operation
For the three months ended June 30, 2021
Weighted average number of Class A ordinary shares subject to possible redemption	34,331,250	(4,529,052)	29,802,198
Weighted average number of Class B Shares	8,451,923	(12,363)	8,439,560
Basic and diluted net income per share attributable to Class A ordinary shares subject to possible redemption	0.15	0.01	0.16
Basic and diluted net income per share attributable to Class B Shares	0.15	0.01	0.16
For the period from February 8, 2021 (inception) through June 30, 2021
Weighted average number of Class A ordinary shares subject to possible redemption	34,331,250	(14,959,821)	19,371,429
Weighted average number of Class B Shares	8,114,361	(3,648)	8,110,714
Basic and diluted net income per share attributable to Class A Shares	0.15	0.08	0.23
Basic and diluted net income per share attributable to Class B Shares	0.15	0.08	0.23
Note 3—Significant Accounting Policies Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies
but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had $99,395 and $763,789 in cash, respectively, and no cash equivalents.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds and reported at fair value. During the period from February 8, 2021 (inception) through June 30, 2022, the Company did not withdraw any of the interest income from the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements
of ASC 340-10-S99-1 and SEC
Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. The Company allocates the offering costs between ordinary shares and public and private placement warrants using relative fair value method, the offering costs allocated to the public and private placement warrants will be expensed immediately and offering costs associated with equity components will be charged to shareholders’ equity. Accordingly, as of June 30, 2022 and December 31, 2021, offering costs in the aggregate of $15,383,343 (consisting of $5,400,000 of underwriting commissions, $9,450,000 of deferred Underwriter’s commission and $533,343 other offering costs) have been incurred, of which $749,481 was allocated to warrants and expensed.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet is reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(16,563,688)
Issuance costs related to Class A ordinary shares	(14,633,862)
Plus:
Remeasurement of carrying value to redemption value	31,197,550

Class A ordinary shares subject to possible redemption, December 31, 2021	345,000,000
Plus:
Remeasurement of carrying value to redemption value	279,811

Class A ordinary shares subject to possible redemption, June 30, 2022	$345,279,811

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

	For the Three Months ended June 30, 2022	For the Six Months ended June 30, 2022
Class A ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$2,644,360	$10,033,864
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	34,500,000	34,500,000
Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.08	$0.29
Class B non-redeemable ordinary shares
Numerator:
Net income allocable to Class B ordinary shares not subject to redemption	$661,090	$2,508,466
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	8,625,000	8,625,000
Basic and diluted net income per share, ordinary shares	$0.08	$0.29

	For the Three Months ended June 30, 2021	For the period from February 8, 2021 (inception) to June 30, 2021
Class A ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$4,906,665	$4,426,716
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	29,802,198	19,371,429
Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.16	$0.23
Class A and Class B non-redeemable ordinary shares
Numerator:
Net income allocable to Class B ordinary shares not subject to redemption	$1,389,498	$1,853,443
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	8,439,560	8,110,714
Basic and diluted net income per share, ordinary shares	$0.16	$0.23
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at
each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on
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
Recent Accounting Standards
Management does not believe that there are any recently issued, but not effective, accounting standards, which, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 4—Initial Public Offering
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
The Company granted the Underwriters in the Initial Public
Offering a 45-day option to
purchase up to 4,500,000 additional Units to cover over-allotments, if any. On April 15, 2021, the underwriter exercised its over-allotment option in full and purchased an additional 4,500,000 Units, which purchase settled on April 16, 2021, at $10.00 per Unit. The exercise of the over-allotment generated an aggregate of gross proceeds of $45,000,000 and incurred $900,000 in cash underwriting fees.
Upon closing of the Initial Public Offering and the sale of the Over-Allotment Units, a total of $345,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee.

Note 5—Private Placement
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
Note 6—Related Party Transactions
Founder Shares
On February 10, 2021, the Company issued 8,625,000 Founder Shares for an aggregate purchase price of $25,000. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the Underwriter’s over-allotment option is exercised. On April 15, 2021, the Underwriter’s over-allotment option was exercised in full, and the Founder Shares are no longer subject to forfeiture.
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
Anchor Investor Agreements
The Company’s Anchor Investors purchased an aggregate of $23,000,000 of Units in the Company’s Initial Public Offering. On February 18, 2021, the Company, the Sponsor and the Anchor Investors entered into agreements (the “Anchor Investor Agreements”), pursuant to which upon consummation of the Company’s initial Business Combination, the Sponsor will grant an aggregate of 255,555 of the Founder Shares it holds at the time of the initial Business Combination to the Anchor Investors for no additional consideration. The Anchor Investors have agreed that if they beneficially hold less than the required number of shares per the Anchor Investor Agreements upon consummation of the Company’s initial Business Combination, then they will not be granted any Founder Shares in connection with their expression of interest. In addition, in the event that the Company’s Anchor Investors purchase Units (either in the Initial Public Offering or after) and vote their public shares in favor of the Company’s initial Business Combination, it is possible that no votes from public shareholders would be required to approve the Company’s initial Business Combination, depending on the number of shares that are present at the meeting to approve such transaction.

Due to Related Party
As of June 30, 2022 and December 31, 2021, this balance is comprised of $0 and $156,479, respectively, incurred pursuant to the Administrative Service Fee agreement discussed below.
Promissory Note – Related Party
On February 9, 2021, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory
Note is non-interest bearing
and payable on the earlier of (i) December 31, 2021 or (ii) the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Note.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.
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
portion thereof) after the
12-month
anniversary of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, $45,000 and $90,000, respectively, had been incurred, and were included in the balances due to related party of $0 and $156,479 as of June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2021 and for the period from February 8, 2021 (inception) through June 30, 2021, $41,500 had been incurred, all of which was outstanding and included in accrued costs and expenses.
Note 7—Commitments and Contingencies Registration Rights
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
Note 8—Warrants
As of June 30, 2022 and December 31, 2021, the Company had 16,583,333 outstanding warrants (11,500,000 Public Warrants and 5,083,333 Private Placement Warrants). The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the sale, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the transfer of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 90th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain an effective registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price for a warrant by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares per whole warrant. The “fair market value” shall mean the VWAP (as defined below) of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. “VWAP” per share of the Company’s Class A ordinary shares on any trading day means the per share volume weighted average price as displayed under the heading Bloomberg VWAP on the Bloomberg (or, if Bloomberg ceases to publish such price, any successor service reasonably chosen by the company) page “VAP” (or its equivalent successor if such page is not available) in respect of the period from the open of trading on the relevant trading day until the close of trading on such trading day (or if such volume-weighted average price is unavailable, the market price of one Class A ordinary share on such trading day determined, using a volume weighted average method, by an independent financial advisor retained for such purpose by the company). “VWAP” for a period of multiple trading days means the volume-weighted average of the respective VWAPs for the trading days in such period.

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
balance sheet date. With
each such re-measurement, the warrant
liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Note 9—Fair Value of Financial Instruments
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$345,279,811	$345,279,811	$—	$—
Liabilities:
Public warrant liabilities, including over-allotment	1,150,000	1,150,000	—	—
Private warrant liabilities	514,514	—	—	514,514

Warrant liabilities	$1,664,514	$1,150,000	$—	$514,514

	December 31, 2021	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$345,017,891	$345,017,891	$—	$—
Liabilities:
Public warrant liabilities, including over-allotment	10,453,500	10,453,500	—	—
Private warrant liabilities	4,627,309	—	—	4,627,309

Warrant liabilities	$15,080,809	$10,453,500	$—	$4,627,309

The Company initially utilized the trading value of the public warrants and a Monte Carlo simulation model to value the private placement warrants at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations. The estimated fair value of the warrant liabilities was initially determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield curve
on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021
Share price	$9.77	$9.74
Strike price	$11.50	$11.50
Term (in years)	5.63	5.85
Volatility	8.8%	14.4%
Risk-free rate	3.02%	1.34%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant Liability
Fair Value at December 31, 2021	4,627,309
Change in fair value	(2,997,994)

Fair Value at March 31, 2022	1,629,315
Change in fair value	(1,114,801)

Fair Value at June 30, 2022	$514,514

Warrant Liability
Fair value as of February 8, 2021 (inception)	$—
Initial value of public and private warrant liabilities at April 12, 2021	24,147,086
Public warrants reclassified to Level 1 at June 3, 2021	(16,563,688)
Change in fair value	(2,290,472)

Fair Value at June 30, 2021	5,292,926

For the three and six months ended June 30, 2022, there were no transfers between level 1, 2 and 3.
Note 10—Shareholders’ Equity
Preference Shares —
 The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 0 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.
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
Note 11—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tio Tech A. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Tio Tech SPAC Holdings GmbH. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.
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

At June 30, 2022, we had marketable securities held in the Trust Account of $345,279,811. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At June 30, 2022 we had cash of $99,395 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.
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
Going Concern
We anticipate that the $99,395 outside of the Trust Account as of June 30, 2022, might not be sufficient to allow us to operate until April 12, 2023, the Combination Period (as defined above), assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
We can raise additional capital through Working Capital Loans from the initial shareholders, our officers, directors, or their respective affiliates, or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements.
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

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination.
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
For the three months ended June 30, 2022, we had net income of $3,305,450, which consisted of $257,100 of income earned on investments held in the Trust Account and unrealized gains on the fair value of warrant liabilities of $3,642,501 and bank interest income of $707 , offset by operating costs of $594,858.
For the six months ended June 30, 2022, we had net income of $12,542,330, which consisted of $261,920 of income earned on investments held in the Trust Account and unrealized gains on the fair value of warrant liabilities of $13,416,295 and bank interest income of $707, offset by operating costs of $1,136,592.
For the three months ended June 30, 2021, we had net income of approximately $6,296,163, which consisted of $6,782 of income earned on marketable securities held in the Trust Account and operating account and unrealized gains on warrant liabilities of $7,354,160, offset by operating costs of $315,298 and offering costs allocated to warrants of $749,481.
For the period from February 8, 2021 (inception) through June 30, 2021, we had net income of approximately $6,280,159, which consisted of $6,782 of income earned on marketable securities held in the Trust Account and operating account and unrealized gains on warrant liabilities of $7,354,160, offset by operating costs of $331,302 and offering costs allocated to warrants of $749,481.
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
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

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.
Recent Accounting Standards
Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not
have any off-balance sheet arrangements
as defined in Item 303(a)(4)(ii)
of Regulation S-K.
Commitments and Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2022.
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
As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth
public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a smaller reporting company as defined
by Rule 12b-2 of the
Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022 and December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the
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
Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Reports on
Form 10-Q as
filed with the SEC on October 25, 2021 and November 22, 2021, and due to the restatement of our April 12, 2021 financial statement and unaudited condensed financial statements as of and for the period ended June 30, 2021, included in the Company’s
Form 10-Q for
the quarterly period ended June 30, 2021, in each case regarding the classification of redeemable Class A Shares, as described below, which each constitute a material weakness in our internal control over financial reporting as it relates to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on
Form 10-Q present
fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Regarding the restatements to the condensed balance sheets included on the Company’s
Form 8-K and
the unaudited condensed financial statements as of and for the period ended June 30, 2021, included in the Company’s
Form 10-Q
for the quarterly period ended June 30, 2021, this was necessitated by the fact that the Company’s shares are complex financial instruments with certain redemption provisions not solely within the control of the Company and thus require Class A ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares subject to redemption in permanent equity. The Company revised its unaudited condensed financial statements to classify all Class A ordinary shares subject to redemption as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that
the non-cash adjustments
to the unaudited condensed financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management’s report on internal control over financial reporting
This Quarterly Report on
Form 10-Q does
not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f) and 15d-15(f) of
the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness described above, our personnel and third-party professionals with whom we consult regarding complex accounting applications continue to perform additional analyses as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. We plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on
Form 10-K, filed
with the SEC on March 30, 2022.
Global or regional conditions may adversely affect our business and our ability to consummate our initial business combination.
Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to consummate our initial business combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the
COVID-19
pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.
In particular, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching
sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial business combination.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
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

TIO TECH A

Date: August 12, 2022	By:	/s/ Roman Kirsch
Roman Kirsch
Chief Executive Officer (Principal Executive Officer)