Form 10-Q
period 2022-09-30
Tio Tech A
filed 2022-11-18
CIK 1846163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
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
As of November
18
, 2022, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TIO TECH A

INDEX TO FINANCIAL STATEMENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, Three Months Ended September 30, 2021 and the period from February 8, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, Three Months Ended September 30, 2021 and the period from February 8, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the period from February 8, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TIO TECH A
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$21,165	$763,789
Prepaid expenses	135,511	250,593

Total current assets	156,676	1,014,382
Prepaid expenses- non-current	—	62,223
Investments held in Trust Account	346,437,471	345,017,891

Total assets	$346,594,147	$346,094,496

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,012,330	$315,731
Due to related party	45,000	156,479

Total current liabilities	1,057,330	472,210
Warrant liabilities	1,169,106	15,080,809
Deferred Underwriters’ discount	9,450,000	9,450,000

Total liabilities	11,676,436	25,003,019
Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value, at September 30, 2022 and December 31, 2021	346,437,471	345,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding, at September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(11,520,623)	(23,909,386)

Total shareholders’ deficit	(11,519,760)	(23,908,523)

Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit	$346,594,147	$346,094,496

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIO TECH A
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,	For the period from February 8, 2021 (inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$369,164	$231,313	$1,505,756	$562,615

Loss from operations	(369,164)	(231,313)	(1,505,756)	(562,615)
Other income:
Income on marketable securities held in trust	1,157,660	4,345	1,419,580	11,127
Offering cost allocated to warrants	—	—	—	(749,481)
Change in fair value of warrant liabilities	495,408	4,211,776	13,911,703	11,565,936
Bank interest income	—	—	707	—

Total other income, net	1,653,068	4,216,121	15,331,990	10,827,582

Net income	$1,283,904	$3,984,808	$13,826,234	$10,264,967

Weighted average Class A ordinary shares subject to possible redemption outstanding, basic and diluted	34,500,000	34,500,000	34,500,000	34,421,512

Basic and diluted net income per ordinary share subject to possible redemption	$0.03	$0.09	$0.32	$0.24

Weighted average non-redeemable Class A and Class B ordinary shares outstanding	8,625,000	8,625,000	8,625,000	8,315,987

Basic and diluted net income per non-redeemable ordinary share	$0.03	$0.09	$0.32	$0.24

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIO TECH A
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, THREE MONTHS ENDED SEPTEMBER 30, 2021
AND FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	8,625,000	$863	$—	$(23,909,386)	$(23,908,523)
Net income	—	—	—	9,236,880	9,236,880

Balance as of March 31, 2022	8,625,000	863	—	(14,672,506)	(14,671,643)
Remeasurement of Class A shares to redemption value	—	—	—	(279,811)	(279,811)
Net income	—	—	—	3,305,450	3,305,450

Balance as of June 30, 2022	8,625,000	863	—	(11,646,867)	(11,646,004)
Remeasurement of Class A shares to redemption value	—	—	—	(1,157,660)	(1,157,660)
Net income	—	—	—	1,283,904	1,283,904

Balance as of September 30, 2022	8,625,000	$863	$—	$(11,520,623)	$(11,519,760)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 8, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Founder shares on February 10, 2021	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(16,004)	(16,004)

Balance as of March 31, 2021	8,625,000	863	24,137	(16,004)	8,996
Excess cash received on sale of 5,083,333 Private Placement	—	—	41,602	—	41,602
Remeasurement of Class A shares to redemption value	—	—	(65,739)	(31,131,811)	(31,197,550)
Net income	—	—	—	6,296,163	6,296,163

Balance as of June 30, 2021	8,625,000	863	—	(24,851,652)	(24,850,789)
Net income	—	—	—	3,984,808	3,984,808

Balance as of September 30, 2021	8,625,000	$863	$—	$(20,866,844)	$(20,865,981)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIO TECH A
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,	For the period from February 8, 2021 (inception) through September 30,
	2022	2021
Cash flows from operating activities:
Net income	$13,826,234	$10,264,967
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust	(1,419,580)	(11,127)
Offering costs allocated to warrants		749,481
Change in fair value of warrant liabilities	(13,911,703)	(11,565,936)
Changes in operating assets and liabilities:
Prepaid expenses	177,305	(389,623)
Accounts payable and accrued expenses	696,599	45,899
Due to related party	(111,479)	111,479

Net cash used in operating activities	(742,624)	(794,860)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of Underwriter’s discount	—	339,600,000
Proceeds from issuance of Private Placement Warrants	—	7,625,000
Proceeds from related party	—	174,890
Repayment of promissory note – related party	—	(149,890)
Payment of offering costs	—	(533,343)

Net cash provided by financing activities	—	346,716,657

Net change in cash	(742,624)	921,797
Cash, beginning of the period	763,789	—

Cash, end of the period	$21,165	$921,797

Supplemental disclosure of noncash investing and financing activities
Remeasurement of Class A shares to redemption value	$1,437,471	$31,197,550

Initial classification of warrant liabilities	$—	$24,147,086

Deferred underwriting commissions charged to additional paid in capital	$—	$9,450,000

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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and activities related to the search for a target for the Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.
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
Inflation Reduction Act Excise Tax
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Business Combination, extension vote or otherwise may be subject to the excise tax if, at the time of the redemption, the Company is a U.S. domestic corporation for U.S. tax purposes or if a repurchase is undertaken by a U.S. domestic subsidiary of the Company. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) whether the Company changes its jurisdiction and becomes a domestic corporation for U.S. tax purposes at the time of the redemption, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (iii) the structure of a Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (v) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Liquidity and Capital Resources
As of September 30, 2022, the Company had approximately $21,165 in its operating bank account and working capital deficit of $900,654.
Going Concern
The Company anticipates that the $21,165 outside of the Trust Account as of September 30, 2022, might not be sufficient to allow the Company to operate until April 12, 2023, the Combination Period (as defined above), assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (as described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
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
The Company has until April 12, 2023, 24 months from the closing of the IPO, to consummate a business combination
. It is uncertain that we will be able consummate a business combination within the Combination Period. If a business combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be the earlier of the date of the Company’s liquidation or one year from the issuance date of the condensed financial statements.
Note 2—Significant Accounting Policies Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $21,165 and $763,789 in cash, respectively, and no cash equivalents.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds and reported at fair value. During the period from February 8, 2021 (inception) through September 30, 2022, the Company did not withdraw any of the interest income from the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements
of ASC 340-10-S99-1 and SEC
Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. The Company allocates the offering costs between ordinary shares and public and private placement warrants using relative fair value method, the offering costs allocated to the public and private placement warrants will be expensed immediately and offering costs associated with equity components will be charged to shareholders’ equity. Accordingly, as of September 30, 2022 and December 31, 2021, offering costs in the aggregate of $15,383,343 (consisting of $5,400,000 of underwriting commissions, $9,450,000 of deferred Underwriter’s commission and $533,343 other offering costs) have been incurred, of which $749,481 was allocated to warrants and expensed.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet is reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(16,563,688)
Issuance costs related to Class A ordinary shares	(14,633,862)
Plus:
Remeasurement of carrying value to redemption value	31,197,550

Class A ordinary shares subject to possible redemption, December 31, 2021	345,000,000
Plus:
Remeasurement of carrying value to redemption value	1,437,471

Class A ordinary shares subject to possible redemption, September 30, 2022	$346,437,471

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

	Three Months ended September 30,	Nine Months ended September 30,
	2022	2022
Class A ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$1,027,123	$11,060,987
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	34,500,000	34,500,000
Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.03	$0.32
Class B non-redeemable ordinary shares
Numerator:
Net income allocable to Class B ordinary shares not subject to redemption	$256,781	$2,765,247
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	8,625,000	8,625,000
Basic and diluted net income per share, ordinary shares	$0.03	$0.32

	Three Months ended September 30,	For the period from February 8, 2021 (inception) to September 30,
	2021	2021
Class A ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$3,187,846	$8,267,580
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	34,500,000	34,421,512
Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.09	$0.24
Class A and Class B non-redeemable ordinary shares
Numerator:
Net income allocable to Class B ordinary shares not subject to redemption	$796,962	$1,997,387
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	8,625,000	8,315,987
Basic and diluted net income per share, ordinary shares	$0.09	$0.24
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at
each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets ascurrent or non-current based onwhetheror not net-cash settlement orconversion of the instrument could be required within 12 months of the balance sheet date.
FASB ASC 470-20, Debt w
ith
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

Fair Value Measurements
The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
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

Due to Related Party
As of September 30, 2022 and December 31, 2021, this balance is comprised of $45,000 and $156,479, respectively, incurred pursuant to the Administrative Service Fee agreement discussed below.
Promissory Note – Related Party
On February 9, 2021, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory
Note is non-interest bearing
and payable on the earlier of (i) December 31, 2021 or (ii) the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Note.
Working Capital Loans
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.
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
portion thereof) after the
12-month
anniversary of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, $45,000 and $135,000, respectively, had been incurred, and were included in the balances due to related party of $45,000 and $156,479 as of September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2021 and for the period from February 8, 2021 (inception) through September 30, 2021, $86,500 had been incurred, all of which was outstanding and included in accrued costs and expenses.
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
Note 7—Warrants
As of September 30, 2022 and December 31, 2021, the Company had 16,583,333 outstanding warrants (11,500,000 Public Warrants and 5,083,333 Private Placement Warrants). The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the sale, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the transfer of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 90th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain an effective registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price for a warrant by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares per whole warrant. The “fair market value” shall mean the VWAP (as defined below) of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. “VWAP” per share of the Company’s Class A ordinary shares on any trading day means the per share volume weighted average price as displayed under the heading Bloomberg VWAP on the Bloomberg (or, if Bloomberg ceases to publish such price, any successor service reasonably chosen by the company) page “VAP” (or its equivalent successor if such page is not available) in respect of the period from the open of trading on the relevant trading day until the close of trading on such trading day (or if such volume-weighted average price is unavailable, the market price of one Class A ordinary share on such trading day determined, using a volume weighted average method, by an independent financial advisor retained for such purpose by the company). “VWAP” for a period of multiple trading days means the volume-weighted average of the respective VWAPs for the trading days in such period.

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

The warrant agreement contains an alternative issuance provision that if a tender, exchange or redemption offer shall have been made to and accepted by the holders of the Class A ordinary shares (other than a tender, exchange or redemption offer made by the Company in connection with redemption rights held by shareholders of the Company as provided for in the Charter or as a result of the redemption of Class A ordinary shares by the Company if a proposed initial Business Combination is presented to the shareholders of the Company for approval) under circumstances in which, upon completion of such tender or exchange offer, the maker thereof, together with members of any group (within the meaning of Rule 13d-5(b)
(1) under the Exchange Act (or any successor rule)) of which such maker is a part, and together with any affiliate or associate of such maker (within the meaning of Rule 12b-2 under the Exchange
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$346,437,471	$346,437,471	$—	$—
Liabilities:
Public warrant liabilities, including over-allotment	805,000	805,000	—	—
Private warrant liabilities	364,106	—	—	364,106

Warrant liabilities	$1,169,106	$805,000	$—	$364,106

	December 31, 2021	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$345,017,891	$345,017,891	$—	$—
Liabilities:
Public warrant liabilities, including over-allotment	10,453,500	10,453,500	—	—
Private warrant liabilities	4,627,309	—	—	4,627,309

Warrant liabilities	$15,080,809	$10,453,500	$—	$4,627,309

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
The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2022	December 31, 2021
Share price	$9.91	$9.74
Strike price	$11.50	$11.50
Term (in years)	5.42	5.85
Volatility	1.3%	14.4%
Risk-free rate	4.04%	1.34%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant Liability
Fair Value at December 31, 2021	4,627,309
Change in fair value	$(2,997,994)

Fair Value at March 31, 2022	1,629,315
Change in fair value	(1,114,801)

Fair Value at June 30, 2022	514,514
Change in fair value	(150,408)

Fair Value at September 30, 2022	$364,106

Warrant Liability
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities	24,147,086
Public warrants reclassified to Level 1	(11,500,000)
Change in fair value	(7,354,160)

Fair Value at June 30, 2021	5,292,926
Change in fair value	(1,336,776)

Fair Value at September 30, 2021	$3,956,150

For the three and nine months ended September 30, 2022, there were no transfers between level 1, 2 and 3.
Note 9—Shareholders’ Equity
Preference Shares —
 The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 0 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.
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
subject to
adjustmentfor share sub-divisions, share capitalizations,reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.
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

At September 30, 2022, we had marketable securities held in the Trust Account of $346,437,471. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022 we had cash of $21,165 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

Going Concern

We anticipate that the $21,165 outside of the Trust Account as of September 30, 2022, might not be sufficient to allow us to operate until April 12, 2023, the Combination Period (as defined above), assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

We have until April 12, 2023, or 24 months from the closing of the IPO, to consummate a business combination. It is uncertain that we will be able consummate a business combination within the Combination Period. If a business combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance ASU Topic 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, we have determined that mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, also raises substantial doubt about our ability to continue as a going concern.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of income earned on marketable securities held in the Trust Account after the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had net income of $1,283,904, which consisted of $1,157,660 of income earned on investments held in the Trust Account and unrealized gains on the fair value of warrant liabilities of $495,408, offset by operating costs of $369,164.

For the nine months ended September 30, 2022, we had net income of $13,826,234, which consisted of $1,419,580 of income earned on investments held in the Trust Account and unrealized gains on the fair value of warrant liabilities of $13,911,703 and bank interest income of $707, offset by operating costs of $1,505,756.

For the three months ended September 30, 2021, we had net income of $3,984,808, which consisted of $4,345 of income earned on marketable securities held in the Trust Account and operating account and unrealized gains on the fair value of warrant liabilities of $4,211,776, offset by operating costs of $231,313.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii)of Regulation S-K.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022 and December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of the U.S. Treasury obligations become negative, we may have less proceeds held in the Trust Account than initially deposited.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Reports on Form 10-Q as filed with the SEC on October 25, 2021 and November 22, 2021, and due to the restatement of our April 12, 2021 financial statement and unaudited condensed financial statements as of and for the period ended June 30, 2021, included in the Company’s Form 10-Q for the quarterly period ended June 30, 2021, in each case regarding the classification of redeemable Class A Shares, as described below, which each constitute a material weakness in our internal control over financial reporting as it relates to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

TIO TECH A

Date: November 18, 2022	By:	/s/ Roman Kirsch
Roman Kirsch
Chief Executive Officer (Principal Executive Officer)