Form 10-K
period 2022-12-31
Tio Tech A
filed 2023-04-18
CIK 1846163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: Costa Mesa, CA

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    ☒  Yes    ☐  No
The aggregate market value of voting and
non-voting
common equity held by
non-
affiliates
of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $337,065,000.
As of April 1
2
, 2023, there were
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

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

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

Expiration of Completion Period

On April 11, 2023, we announced that we did not expect to consummate an initial business combination before our mandatory completion date of April 12, 2023. Due to our inability to consummate an initial business combination within the period required by our amended and restated memorandum and articles of association, we are redeeming our public shares pro rata, less taxes payable and up to $100,000 of interest to pay dissolution expenses, in accordance with the provisions of our amended and restated articles memorandum and articles of association for a per share redemption price of approximately $10.19. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.

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

Jonathan Teklu is an experienced entrepreneur and an active investor. After Mr. Teklu sold his online media company Global Leads Group, where he served as a co-founder and Chief Executive Officer, to Holtzbrinck Digital, he co-founded the investment firm Springstar. As managing partner of Springstar, Mr. Teklu was part of the team investing in and supporting Airbnb’s internationalization in 2011/2012. He has invested in several technology companies, including some of Europe’s most successful startups such as Amorelie, Choco, Delivery Hero, One Football and Trade Republic. Mr. Teklu currently serves as Venture Partner at Creandum, a leading European early-stage venture fund, and as an advisor, the first investor and a member of the board of directors of The Collective, a leading Co-Living developer and operator. German, with Ethiopian roots, Mr. Teklu was elected as Global Shaper by the World Economic Forum in 2012 and built the Berlin Hub as founding curator. In 2016, Mr. Teklu was featured on Forbes magazine’s “30 under 30” list. He holds a business degree from WHU-Otto Beisheim School of Management.

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

Thomas Griesel co-founded HelloFresh with Mr. Richter in 2011 and is responsible for the international segment of the company. Mr. Griesel previously worked at OC&C Strategy Consultants and started a range of his own businesses. He graduated from WHU-Otto Beisheim School of Management with a degree in International Business Administration in 2009, and from the London Business School with a Master’s degree in Management in 2010.

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

Status as a Public Company

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only 24 months from the closing of our Initial Public Offering to complete our initial business combination. If we do not complete our initial business combination within such 24-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

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

If funds available to us are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we expect to request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Available Information

Our internet website address is https://www.tiotechspac.com. We make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. Information in, or that can be accessed through, this website is not part of this Annual Report on Form 10-K.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that we are no longer within 12 months of our mandatory completion as of the time of filing this Annual Report on Form 10-K, which was April 12, 2023. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” this and our expected financing needs raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of our business combination or the date we are required to liquidate. We intend to complete a business combination before the mandatory completion date.

We have not been able to complete our initial business combination within 24 months after the closing of the Initial Public Offering, will cease all operations except for the purpose of winding up and we will redeem our public shares and liquidate.

We have not been able to find a suitable target business and complete our initial business combination within 24 months after the closing of the Initial Public Offering. As a result, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

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

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until the completion of our business combination. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). A SPAC would then be required to complete a business combination no later than 24 months after the effective date of the IPO Registration Statement. Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its IPO Registration Statement or that does not complete its initial business combination within 24 months. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. However, because we qualify as an emerging growth company, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We have identified a material weakness in our disclosure controls and internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our disclosure controls and internal control over financial reporting related to our evaluation and review of complex accounting standards for equity transactions, and we have restated our previously issued audited balance sheet as of April 12, 2021, included in our Current Report on Form 8-K filed on April 23, 2021 and then revised for the exercise of the underwriters’ over-allotment as filed on Form 8-K on April 26, 2021, and certain of our previously issued financial statements in our quarterly report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on October 25, 2021. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

We issued 11,500,000 warrants as part of the Units offered in our Initial Public Offering, and, concurrently therewith, we issued in a private placement, 5,083,333 Private Placement Warrants. We have accounted for both the warrants underlying the Units offered in our Initial Public Offering and the private placement warrants as warrant liabilities. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the twelve-month period ending December 31, 2022, we recorded $0 in other expense related to the excess fair value over purchase price of the Private Placement Warrants, and $14,670,299 in other income related to the change in fair value of the warrants.

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

Our sponsor owns 20% of our issued and outstanding ordinary shares. Accordingly, our sponsor may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers, directors or advisors have any current intention to purchase additional securities, other than as previously disclosed. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, the founder shares, all of which are held by our initial shareholders, will, in a vote to continue the company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), entitle the holders to ten votes for every founder share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds of the ordinary shares voting in at our general meeting. Furthermore, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will have considerable influence regarding the outcome.

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

As of December 31, 2022, we have outstanding warrants to purchase 11,500,000 of our Class A ordinary shares as part of our public units and private placement warrants to purchase 5,083,333 of our Class A ordinary shares. In addition, if the sponsor makes any working capital loans, up to $1,500,000 of such loans may be convertible into private placement warrants at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

Holders

As of April 12, 2023, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares and 2 holders of record of our warrants.

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

On April 11, 2023, we announced that we did not expect to consummate an initial business combination before our completion liquidation date of April 12, 2023. Due to our inability to consummate an initial business combination within the period required by our amended and restated memorandum and articles of association, we are redeeming our public shares pro rata, less taxes payable and up to $100,000 of interest to pay dissolution expenses, in accordance with the provisions of our amended and restated articles memorandum and articles of association for a per share redemption price of approximately $10.19. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our Initial Public Offering, which was consummated on April 12, 2021 and, after the Initial Public Offering, identifying a target company for a Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of income earned on marketable securities held in the Trust Account after the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2022, we had net income of $15,771,043, which consisted of $3,861,322 of income earned on investments held in the Trust Account and unrealized gains on the fair value of warrant liabilities of $14,670,299 and bank interest income of $707, offset by operating costs of $1,845,036.

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

At December 31, 2022, we had marketable securities held in the Trust Account of $348,879,213. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022 we had cash of $5,715 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

Going Concern

We anticipate that the $5,715 outside of the Trust Account as of December 31, 2022, might not be sufficient to allow us to operate until April 12, 2023, the Combination Period (as defined above), assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

We had until April 12, 2023, or 24 months from the closing of the IPO, to consummate a business combination. We were unable to consummate a business combination by that date, and there will be a mandatory liquidation and subsequent dissolution of the Company. As of the time of filing this Annual Report on 10-K, we are no longer within 12 months of the mandatory completion date.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2022.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of the U.S. Treasury obligations become negative, we may have less proceeds held in the Trust Account than initially deposited.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weaknesses related to accounting for complex financial instruments, which was established during the reporting period ended September 30, 2021, and accuracy and completeness of income tax disclosures, which was established during the reporting period ended December 31, 2022.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented certain remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. However, the material weakness described above remains not remediated as of December 31, 2022, due to the material weaknesses related to accounting for complex financial instruments and accuracy and completeness of income tax disclosures.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Dominik Richter	38	Chairman, Director
Roman Kirsch	34	Chief Executive Officer, Director
Spyro Korsanos	51	Chief Financial Officer
Manuel Stotz	38	Director
Jonathan Teklu	36	Director
Jeronimo Folgueira	41	Director

Dominik Richter has been the Chairman of our board of directors since February 2021. Mr. Richter is the founder and Chief Executive Officer of HelloFresh SE, a Frankfurt listed e-commerce food solutions company. Founded in 2011, the company had raised over $300 million in total funding by 2017 and was backed by high-profile investors such as Insight Venture Partners, Baillie Gifford and QIA, among others. In October 2017, the company successfully completed its initial public offering and continued to execute on its global growth and operations across 3 continents and 14 different countries. In his function as the Chief Executive Officer of HelloFresh, Mr. Richter was also able to successfully complement organic growth with strategic acquisitions, including the acquisition of Factor75 in 2020 and the acquisition of GreenChef in 2018, both of which were based in the United States, as well as a number of smaller M&A transactions. He has invested in many private companies and has been a trusted partner to founders and entrepreneurs. Mr. Richter holds a Master of Science degree from the London School of Economics in Accounting and Finance and holds an MBA from a leading German business school WHU-Otto Beisheim School of Management.

Roman Kirsch has been our Chief Executive Officer and a member of our board of directors since February 2021. Mr. Kirsch is a Berlin-based serial entrepreneur and investor in technology and consumer internet space, with experience in founding four companies and investing in more than 20 companies in Europe, where he has been a trusted partner to founders and entrepreneurs. In January 2016, Forbes Magazine US listed Mr. Kirsch in its “30 under 30” Europe list for retail and e-commerce. Companies founded by Mr. Kirsch include Casacanda in 2011, a design and home décor company that was later acquired by Fab.com in 2012, and Lesara in 2013, a vertically integrated fashion retail brand, which was awarded as fastest growing tech company in Europe in 2016 and won the Gartner Price for Retail Innovation in 2018, among others. Lesara filed for bankruptcy in November 2018. From 2013 onwards, Mr. Kirsch started co-founding and investing into digitally native consumer brands through his Rapid Pioneers Group. In 2013, he was a founding investor in Amorelie, which became one of the leading love-toys and lingerie companies in Europe before being sold to ProSiebenSat.1 in 2015. Mr. Kirsch was also an early backer of Instagram direct-to-consumer pioneer Fitvia in 2015, which was acquired in 2019 by Frankfurt-listed Dermapharm, and an investor in several rising stars in the European consumer technology space. Mr. Kirsch holds a business degree from the German business school WHU-Otto Beisheim School of Management. He also has a Master of Science degree from the London School of Economics in Accounting and Finance.

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

Jonathan Teklu has served as a director since April 2021. Mr. Teklu is an experienced entrepreneur and an active investor. After Mr. Teklu sold his online media company Global Leads Group, where he served as a co-founder and Chief Executive Officer, to Holtzbrinck Digital, he co-founded the investment firm Springstar. As managing partner of Springstar, Mr. Teklu was part of the team investing in and supporting Airbnb’s internationalization in 2011/2012. He has invested in several technology companies, including some of Europe’s most successful startups such as Amorelie, Choco, Delivery Hero, One Football and Trade Republic. Mr. Teklu currently serves as Venture Partner at Creandum, a leading European early-stage venture fund, and as an advisor, the first investor and a member of the board of directors of The Collective, a leading Co-Living developer and operator. German, with Ethiopian roots, Mr. Teklu was elected as Global Shaper by the World Economic Forum in 2012 and built the Berlin Hub as founding curator. In 2016, Mr. Teklu was featured on Forbes magazine’s “30 under 30” list. He holds a business degree from WHU-Otto Beisheim School of Management.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to our registration statement on Form S-1 (Registration No. 333-253369), which was declared effective by the SEC on April 7, 2021. You can review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this prospectus or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 12, 2023, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

The following table is based on 43,125,000 ordinary shares of outstanding at April 12, 2023, of which 34,500,000 were Class A ordinary shares and 8,625,000 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
Tio Tech SPAC Holdings GmbH(3)	8,625,000	(2)	20.0%
Ari Zweiman(4)	2,000,000		5.8%
Ravi Mehta(5)	2,000,000		5.8%
Paul J. Glazer(6)	1,834,814		5.3%
Dominik Richter	—		—
Roman Kirsch	—		—
Spyro Korsanos	—		—
Manuel Stotz	—		—
Jonathan Teklu	—		—
Jeronimo Folgueira	—		—
All officers and directors as a group (6 individuals)	—		—

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is c/o Tio Tech SPAC Holdings GmbH, Unter den Linden 21, 10117 Berlin, Germany.
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

(6)

Glazer Capital, LLC, which serves as investment manager to certain funds and managed accounts holding the shares, is the record holder of the shares reported herein. Mr. Glazer is the managing member of Glazer Capital, LLC and thus is deemed to beneficially own the shares held by Glazer Capital, LLC. The business address for Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $89,792 and $160,576 for the services Marcum LLP performed in connection with our Initial Public Offering, Forms 10-Q for the respective period and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K and for the Form 10-K for 2021 filed on March 30, 2022.

Audit-Related Fees. During the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIO TECH A
(Registrant)

Date: April 18, 2023	By:	/s/ Roman Kirsch
Roman Kirsch
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dominik Richter	Chairman, Director	April 18, 2023
Dominik Richter

/s/ Roman Kirsch	Chief Executive Officer and Director	April 18, 2023
Roman Kirsch	(Principal Executive Officer, Director)

/s/ Jeronimo Folgueira	Director	April 18, 2023
Jeronimo Folgueira

/s/ Manuel Stotz	Director	April 18, 2023
Manuel Stotz

/s/ Jonathan Teklu	Director	April 18, 2023
Jonathan Teklu

/s/ Spyro Korsanos	Chief Financial Officer	April 18, 2023
Spyro Korsanos

TIO TECH A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Tio Tech A
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Tio Tech A (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph - Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022, are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation
of the financial statements. We believe
that
our audits provide a reasonable basis for our opinion.
/
S
/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021
.
Costa Mesa, CA
April 18, 2023

TIO TECH A
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,715	$763,789
Accounts receivable	35,208	—
Prepaid expenses	62,223	250,593

Total Current Assets	103,146	1,014,382
Prepaid expenses – non-current	—	62,223
Investments held in Trust Account	348,879,213	345,017,891

TOTAL ASSETS	$348,982,359	$346,094,496

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,253,080	$315,731
Due to related party	90,000	156,479
Income Tax Payable	916,249	—

Total Current Liabilities	2,259,329	472,210
Warrant liabilities	410,510	15,080,809
Deferred Underwriters’ discount	9,450,000	9,450,000

Total Liabilities	12,119,839	25,003,019

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 34,500,000 shares, at December 31, 2022 and 2021, respectively	347,962,964	345,000,000
Shareholders’ Deficit
Preference shares, $ 0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding, at December 31, 2022 and 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(11,101,307)	(23,909,386)

Total Shareholders’ Deficit	(11,100,444)	(23,908,523)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$348,982,359	$346,094,496

The accompanying notes are an integral part of the financial statements.

TIO TECH A
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from February 8, 2021 (Inception) through December 31,
	2022	2021
Formation and operating costs	$1,845,036	$1,112,262

Loss from operations	(1,845,036)	(1,112,262)
Other income:
Income on marketable securities held in trust	3,861,322	17,891
Change in fair value of warrant liabilities	14,670,299	9,066,277
Bank Interest Income	707	—
Offering cost allocated to warrants	—	(749,481)

Total other income, net	18,532,328	8,334,687
Net income before provision for income taxes	16,687,292	—
Provision for income taxes	916,249	—

Net income	$15,771,043	$7,222,425

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption outstanding, basic and diluted	34,500,000	34,448,864

Basic and diluted net income per ordinary share subject to possible redemption	$0.37	$0.17

Weighted average non-redeemable Class A and Class B ordinary shares outstanding	8,625,000	8,403,462

Basic and diluted net income per non-redeemable share	$0.37	$0.17

The accompanying notes are an integral part of the financial statements.

TIO TECH A
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 8, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder shares on February 10, 2021	—	—	8,625,000	863	24,137	—	25,000
Excess cash received on sale of 5,083,333 Private Placement Warrants on April 12, 2021	—	—	—	—	41,602	—	41,602
Class A ordinary shares subject to possible redemption	—	—	—	—	(65,739)	(31,131,811)	(31,197,550)
Net income	—	—	—	—	—	7,222,425	7,222,425

Balance as of December 31, 2021	—	—	8,625,000	863	—	(23,909,386)	(23,908,523)
Accretion of Class A shares to redemption value	—	—	—	—	—	(2,962,964)	(2,962,964)
Net income	—	—	—	—	—	15,771,043	15,771,043

Balance as of December 31, 2022	—	$—	8,625,000	$863	$—	$(11,101,307)	$(11,100,444)

The accompanying notes are an integral part of the financial statements.

TIO TECH A
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from February 8, 2021 (Inception) Through December 31,
	2022	2021
Cash flows from operating activities:
Net income	$15,771,043	$7,222,425
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and Investments held in Trust Account	(3,861,322)	(17,891)
Offering costs allocated to warrants	—	749,481
Change in fair value of warrant liabilities	(14,670,299)	(9,066,277)
Changes in operating assets and liabilities:
Accounts receivable	(35,208)	—
Prepaid assets	250,593	(312,816)
Accounts payable and accrued expenses	937,349	315,731
Income tax payable	916,249	—
Due to related party	(66,479)	156,479

Net cash used in operating activities	(758,074)	(952,868)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	—	339,600,000
Proceeds from issuance of Private Placement Warrants	—	7,625,000
Proceeds from related party	—	174,890
Repayment of promissory note—related party	—	(149,890)
Payments of offering costs	—	(533,343)

Net cash provided by financing activities	—	346,716,657

Net change in cash	(758,074)	763,789
Cash, beginning of the period	763,789	—

Cash, end of the period	$5,715	$763,789

Supplemental disclosure of noncash investing and financing activities
Initial classification of warrant liabilities	$—	$24,147,086

Initial classification of Class A ordinary shares subject to possible redemption	$—	$345,000,000

Accretion of Class A ordinary shares to redemption value	$2,962,964	$31,197,550

Deferred underwriting commissions charged to additional paid in capital	$—	$9,450,000

The accompanying notes are an integral part of the financial statements.

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and activities related to the search for a target for the Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.
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

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Liquidity and Capital Resources
As of December 31, 2022, the Company had approximately $5,715 in its operating bank account and working capital deficit (excluding income taxes payable) of $
1,239,934.
Going Concern
The Company anticipates that the $5,715 outside of the Trust Account as of December 31, 2022, might not be sufficient to allow the Company to operate until April 12, 2023, the Combination Period (as defined above), assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (as described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
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
The Company had until April 12, 2023, 24 months from the closing of the IPO, to consummate a business combination. We have not been able to consummate a business combination within the Combination Period. Because a business combination has not been consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution. Management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be the earlier of the date of the Company’s liquidation or one year from the issuance date of the financial statements.
NOTE 2—
SIGNIFICANT
ACCOUNTING POLICIES BASIS OF PRESENTATION
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had $5,715 and $763,789 in cash, respectively, and no cash equivalents.
Investments Held in Trust Account
At December 31, 2022 and 2021, the assets held in the Trust Account were invested in money market funds and reported at fair value. During the period from February 8, 2021 (inception) through December 31, 2022, the Company did not withdraw any of the interest income from the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. The Company allocates the offering costs between ordinary shares and public and private placement warrants using relative fair value method, the offering costs allocated to the public and private placement warrants will be expensed immediately and offering costs associated with equity components will be charged to shareholders’ equity. Accordingly, as of December 31, 2022 and 2021, offering costs in the aggregate of $15,383,343 (consisting of $5,400,000 of underwriting commissions, $9,450,000 of deferred Underwriter’s commission and $533,343 other offering costs) have been incurred, of which $749,481 was allocated to warrants and expensed.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
As of December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(16,563,688)
Issuance costs related to Class A ordinary shares	(14,633,862)
Plus:
Remeasurement of carrying value to redemption value	31,197,550

Class A ordinary shares subject to possible redemption, December 31, 2021	345,000,000
Plus:
Remeasurement of carrying value to redemption value	3,879,213

Class A ordinary shares subject to possible redemption, December 31, 2022	$347,962,964

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
The Company is an exempted Cayman Islands company and due to the location of its management considers
Germany
and City of Berlin as significant tax jurisdictions. The Company’s tax returns for each of the years ended December 31, 2022 and 2021 remain open and subject to examination. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For each of the years ended
December
31, 2022 and 2021 there were no deferred tax assets and no valuation allowances.
The following is a summary of the Company’s current and deferred tax liability:

	2022	2021
Current tax	$916,249	—
Deferred tax	—	—
Total tax liability	$916,249	—
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2022:

	2022	2021
Satutory federal income tax rate (benefit)	0.000%	0.00%
German tax rate	5.49%	0.00%
Effective tax rate	5.49%	0.00%

Net Income per Share
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

	For the Year Ended December 31,	For the Period from February 8, 2021 (inception) to December 31,
	2022	2021
Class A ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$12,616,834	$5,806,087
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	34,500,000	34,448,864

Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.37	$0.17

Class A and Class B non-redeemable ordinary shares
Numerator:
Net income allocable to Class B ordinary shares not subject to redemption	$3,154,209	$1,416,338
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	8,625,000	8,403,462

Basic and diluted net income per share, ordinary shares	$0.37	$0.17

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Recent Accounting Standards
Management does not believe that there are any recently issued, but not effective, accounting standards, which, if currently adopted, would have a material effect on the Company’s financial statements.
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
Stock Transfer & Trust Company acting as trustee.
NOTE 4—PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,083,333 Private Placement Warrants at a price of $1.50 per warrant ($7,625,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from our Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requ ir
ements of applicable law) and the Private Placement Warrants will expire worthless.

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Due to Related Party
As of December 31, 2022 and 2021, this balance is comprised of $90,000 and $156,479, respectively, incurred pursuant to the Administrative Service Fee agreement discussed below.
Promissory Note – Related Party
On February 9, 2021, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the Initial Public Offering. As of December 31, 2022 and 2021, there were no borrowings outstanding under the Note.
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
to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of December 31, 2022 and 2021, the Company had no borrowings under any Working Capital Loans.

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
portion thereof) after the
12-month
anniversary of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, $180,000, had been incurred, and were included in the balances due to related party of $90,000 and $156,479 as of December 31, 2022 and 2021, respectively. As of December 31, 2021, $131,500 had been incurred, all of which was outstanding and included in accrued costs and expenses.
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

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 7—WARRANTS
As of December 31, 2022 and 2021, the Company had 16,583,333 outstanding warrants (11,500,000 Public Warrants and 5,083,333 Private Placement Warrants). The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the sale, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the transfer of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 90th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file
or
maintain an effective registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price for a warrant by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares per whole warrant. The “fair market value” shall mean the VWAP (as defined below) of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. “VWAP” per share of the Company’s Class A ordinary shares on any trading day means the per share volume weighted average price as displayed under the heading Bloomberg VWAP on the Bloomberg (or, if Bloomberg ceases to publish such price, any successor service reasonably chosen by the company) page “VAP” (or its equivalent successor if such page is not available) in respect of the period from the open of trading on the relevant trading day until the close of trading on such trading day (or if such volume-weighted average price is unavailable, the market price of one Class A ordinary share on such trading day determined, using a volume weighted average method, by an independent financial advisor retained for such purpose by the company). “VWAP” for a period of multiple trading days means the volume-weighted average of the respective VWAPs for the trading days in such period.
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

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
under the Exchange Act (or any successor rule)) and any members of any such group of which any such affiliate or associate is a part, own beneficially (within the-
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
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of Initial Public Offering. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value
determined by the Monte Carlo simulation. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

	December 31, 2022	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$348,879,213	$348,879,213	$—	$—
Liabilities:
Public warrant liabilities, including over-allotment	276,000	276,000	—	—
Private warrant liabilities	134,510	—	—	134,510

Warrant liabilities	$410,510	$276,000	$—	$134,510

	December 31, 2021	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$345,017,891	$345,017,891	$—	$—
Liabilities:
Public warrant liabilities, including over-allotment	10,453,500	10,453,500	—	—
Private warrant liabilities	4,627,309	—	—	4,627,309

Warrant liabilities	$15,080,809	$10,453,500	$—	$4,627,309

The Company initially utilized the trading value of the public warrants and a Monte Carlo simulation model to value the private placement warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liabilities was initially determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table
provides
quantitative information regarding Level 3 fair value measurements:

	December 31, 2022	December 31, 2021
Share price	$10.08	$9.74
Strike price	$11.50	$11.50
Term (in years)	0.67	5.85
Volatility	8.4%	14.4%
Risk-free rate	4.75%	1.34%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant Liability
Fair Value at December 31, 2021	4,627,309
Change in fair value	(4,492,799)

Fair Value at December 31, 2022	$134,510

TIO TECH A
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Warrant Liability
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities	24,147,086
Public warrants reclassified to Level 1	(16,563,688)
Change in fair value	(2,956,089)

Fair Value at December 31, 2021	$4,627,309

For the year ended December 31, 2022, there were no transfers between level 1, 2 and 3.
NOTE 9—SHAREHOLDERS’ EQUITY
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were 0 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.
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
On April 11, 2023, we announced that we do not expect to consummate an initial business combination before our mandatory completion date of April 12, 2023. Due to our inability to consummate an initial business combination within the period required by our amended and restated memorandum and articles of association, we are redeeming our public shares pro rata, less taxes payable and up to $100,000 of interest to pay dissolution expenses, in accordance with the provisions of our amended and restated articles memorandum and articles of association for a per share redemption price of approximately $10.19. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.